Form 10QSB
period 2001-07-31
FAR GROUP INC
filed 2001-09-13
CIK 1112425

U. S. Securities and Exchange Commission
                            Washington, D.C.   20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarter  ended  July 31, 2001
                          -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from ____________________ to ____________________

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

                          Suite 210, 580 Hornby Street
                  Vancouver, British Columbia, Canada V6C 3B6
                  -------------------------------------------
                    (Address of Principal Executive Offices)

                                 (604) 662-7000
                          ----------------------------
                            Issuer's Telephone Number

                                       N/A
                          ----------------------------
          (Former Name or Former Address, if changed since last Report)

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

                                  July 31, 2001

     Common - 2,600,000 common shares (See Note 7(b) of the Interim Financial
                     Statements attached as Part I Item 1).

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

                                 FAR GROUP INC.
                          (A Development Stage Company)
                          INTERIM FINANCIAL STATEMENTS
                                  JULY 31, 2001
                                   (Unaudited)

FAR  Group,  Inc.
(A Development Stage Company)
Interim  Balance  Sheet

                                                                                July 31,    April 30,
                                                                                    2001         2001
                                                                                       $            $
                                                                             (unaudited)    (audited)
ASSETS

Current Assets

Cash                                                                                 207        2,361
------------------------------------------------------------------------------------------------------

Total Assets                                                                         207        2,361
======================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable                                                                   6,856        4,199
Accrued liabilities                                                                  500          750
Note payable (Note 4)                                                             35,000       35,000
------------------------------------------------------------------------------------------------------

Total Liabilities                                                                 42,356       39,949
------------------------------------------------------------------------------------------------------

Contingency (Note 1)

Stockholders' Equity (Deficit)

Common Stock: $0.0001 par value; authorized 100,000,000 common shares;
2,600,000 shares issued and outstanding respectively (Note 7(b)                      260          260

Additional Paid-in Capital                                                        25,740       25,740
------------------------------------------------------------------------------------------------------
                                                                                  26,000       26,000
------------------------------------------------------------------------------------------------------
Preferred Stock: $.0001 par value; authorized 20,000,000 preferred shares;
none issued                                                                            -            -
------------------------------------------------------------------------------------------------------
Deficit Accumulated During the Development Stage                                 (68,149)     (63,588)
------------------------------------------------------------------------------------------------------
Total Stockholders' Deficiency                                                    42,149      (37,588)
------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity (Deficiency)                              207        2,361
======================================================================================================

(See  Accompanying  Notes  to  the  Interim  Financial  Statements)

FAR  Group,  Inc.
(A  Development  Stage  Company)
Interim  Statements  of  Operations

                                                  Accumulated From
                                                    March 24, 2000        Three months ended
                                                (Date of Inception)     July 31,      July 31,
                                                  to July 31, 2001          2001          2000
                                                                 $             $             $
                                                        (unaudited)   (unaudited)   (unaudited)
Revenue                                                           -             -              -
------------------------------------------------------------------------------------------------


Expenses

Accounting and legal                                         23,806         3,255              -
Bank charges                                                     55            10              -
Consulting fees                                               5,000             -              -
License written-off                                          35,000             -              -
Office                                                        1,100           438              -
Transfer agent and filing fees                                3,188           858              -
------------------------------------------------------------------------------------------------
Net loss                                                    (68,149)       (4,561)             -
================================================================================================
Net Loss Per Share (Basic and diluted)                                          -              -
================================================================================================
Weighted Average Number of Shares Outstanding                           2,600,000      1,600,000
================================================================================================

(See Accompanying Notes to the Interim Financial Statements)

FAR  Group,  Inc.
(A  Development  Stage  Company)
Interim  Statements  of  Cash  Flows

                                                                             Three months ended
                                                                           July 31,      July 31,
                                                                               2001          2000
                                                                                  $             $
                                                                         (unaudited)   (unaudited)

Cash Flows From Operating Activities

Net loss                                                                      (4,561)             -

Items not requiring outlay of cash:

Legal and organizational costs                                                     -              -
License written-off                                                                -              -

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities                                       2,407              -
---------------------------------------------------------------------------------------------------
Net Cash Used by Operating Activities                                         (2,154)             -
---------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities

Common shares issued                                                               -              -
---------------------------------------------------------------------------------------------------
Decrease In Cash                                                              (2,154)             -

Cash at Beginning of Period                                                    2,361              -
---------------------------------------------------------------------------------------------------
Cash at End of Period                                                            207              -
===================================================================================================

Non-Cash Financing Activities

A total of 1,600,000 shares were issued to a director at a fair market
value of $0.01 per share for legal and organizational expenses paid                -              -

A note payable was assumed by the Company for the acquisition of a
License from a director (Notes 3 and 5)                                            -              -
---------------------------------------------------------------------------------------------------

                                                                                   -              -
===================================================================================================

Supplemental Disclosures

Interest paid                                                                      -              -
Income tax paid                                                                    -              -

(See Accompanying Notes to the Interim Financial Statements)

FAR  Group,  Inc.
A  Development  Stage  Company)
Notes to the Interim Financial Statements
July  31,  2001
(unaudited)


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

     The Company filed an SB-2 Registration Statement with the U.S. Securities Exchange Commission which was declared effective in January 2001. The Company sold and issued 1,000,000 common shares at $0.01 per share for cash proceeds of $10,000. The Company trades on the OTC Bulletin Board under the symbol FGRI.


2.   Summary  of  Significant  Accounting  Policies

     (a)  Year  end

          The Company's fiscal year end is April 30.

     (b)  License

          The cost to acquire the License was capitalized. The carrying value of the License is evaluated in each reporting period to determine if there were events or circumstances which would indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses including assessing the Company's ability to bring the commercial applications to market, related profitability projections and undiscounted cash flows relating to each application which necessarily involves significant management judgment. Where an impairment loss has been determined the carrying amount is written-down to fair market value. Fair market value is determined as the amount at which the license could be sold in a current transaction between willing parties. The License has been written-off to operations due to the lack of historical cash flow of the license and lack of a market to resell the license.

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

2.   Summary  of  Significant  Accounting  Policies

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

     (f)  Interim  Financial  Statements

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

     The License has been written-off to operations due to the lack of historical cash flow and lack of a market to resell the license. However, it is the Company's intention to conduct a survey to determine its core target market from amongst the potential clients under its Vitamineralherb.com license, hire commissioned sales staff, establish an office, advertise, and begin making sales.


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


6.   Commitment

     The Company entered into a Business Agreement with Magnum Financial Corp. ("Magnum") whereby Magnum will assist the Company with the approval of trading on the OTC Bulletin Board. The Company has paid $5,000 upon acceptance of this agreement and will pay $5,000 upon listing for trading on the OTC BB and a further $5,000 three weeks after listing for trading on the OTC BB. This agreement is to be cancelled and the amount owing will be waived.

7.   Subsequent  Events

     (a) The Company has paid a non-refundable fee of $10,000 to Equitrade Securities Corporation (an investment banking firm) pursuant to an agreement dated August 9, 2001.

     (b) The Company's Board of Directors have approved a six for one forward split with a record date of August 31, 2001.

          A total of 15,600,000 common shares are issued and outstanding as at that date.

Item  2.     Management's  Discussion  and  Analysis  or  Plan  of  Operation
-----------------------------------------------------------------------------

The following discussion and analysis of FAR Group's financial condition and results of operations should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this report.

PLAN  OF  OPERATION
-------------------

During the period from March 24 2000 through July 31, 2001, FAR Group has engaged in no significant operations other than organizational activities, acquisition of the rights to market Vitamineralherb and preparation for registration of its securities under the Securities Act of 1933, as amended. No revenues were received by FAR Group during this period.

For the current fiscal year ending April 30, 2001, FAR Group anticipates incurring a loss as a result of expenses associated with setting up a company structure to begin implementing its business plan. FAR Group anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

FAR Group's business plan is to determine the feasibility of marketing the Vitamineralherb products in various markets, and, if the products prove to be in demand, begin marketing and selling Vitamineralherb products.

FAR Group remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or shareholders' equity. Consequently, FAR Group's balance sheet as of July 31, 2001, reflects total assets of $207, in the form of cash.

The original shareholder also paid for legal expenses in the amount of $16,000 for which he received 1,600,000 shares of common stock of the Company.

The Company filed an SB-2 Registration Statement with the U.S. Securities Exchange Commission which was declared effective in January 2001. The Company sold and issued 1,000,000 common shares at $0.01 per share for cash proceeds of $10,000. The Company trades on the OTC Bulletin Board under the symbol FGRI.

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

The Company has paid a non-refundable fee of $10,000 to Equitrade Securities Corporation (an investment banking firm) pursuant to an agreement dated August 9, 2001.

The Company's Board of Directors have approved a six for one forward split with a record date of August 31, 2001. A total of 15,600,000 common shares are issued and outstanding as at that date.

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


                                     FAR  GROUP  INC.

Date:  September 11, 2001            By:  /s/  Frank  Roberts
                                          --------------------------------
                                          Frank Roberts, President,
                                          Secretary, Treasurer and
                                          Director


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


Date:  September  11,  2001          By:  /s/  Frank  Roberts
                                          --------------------------------
                                          Frank Roberts, President,
                                          Secretary, Treasurer and
                                          Director