Form 10QSB
period 2001-10-31
FAR GROUP INC
filed 2001-12-11
CIK 1112425

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended October 31, 2001
                      ----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from _____________ to ______________

Commission  File  No.  000-32089
                       ---------

                                 FAR GROUP INC.
                                 --------------
                 (Name of Small Business Issuer in its Charter)

Washington                                                           91-2023071
----------                                                   -------------------
(State or Other Jurisdiction of                                (I.R.S. Employer
incorporation or organization)                                Identification No)

                          Suite 210, 580 Hornby Street
                   Vancouver, British Columbia, Canada V6C 3B6
                 -----------------------------------------------
                    (Address of Principal Executive Offices)

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

                                December 4, 2001

                        Common - 15,600,000 common shares

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

                                 FAR GROUP INC.
                          (A Development Stage Company)
                          INTERIM FINANCIAL STATEMENTS
                                OCTOBER 31, 2001
                                   (Unaudited)


FAR Group Inc.
(A Development Stage Company)
Interim Balance` Sheet


                                                                               October 31,    April 30,
                                                                                  2001          2001
                                                                                    $             $
                                                                               (unaudited)    (audited)
ASSETS

Current Assets

Cash                                                                                 5,250        2,361
Prepaid expense                                                                      7,500            -
--------------------------------------------------------------------------------------------------------
Total Assets                                                                        12,750        2,361
========================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable                                                                     2,439        4,199
Accrued liabilities                                                                    750          750
Due to a related party (Note 5)                                                     29,861            -
Note payable (Note 4)                                                               35,000       35,000
--------------------------------------------------------------------------------------------------------
Total Liabilities                                                                   68,050       39,949
--------------------------------------------------------------------------------------------------------
Contingency (Note 1)

Stockholders' Deficit

Common Stock: $0.0001 par value; authorized 100,000,000 common shares;
15,600,000 and 2,600,000 shares issued and outstanding respectively (Note 7
for a six new for one old forward split)                                             1,560          260

Additional Paid-in Capital                                                          24,440       25,740
--------------------------------------------------------------------------------------------------------
                                                                                    26,000       26,000
--------------------------------------------------------------------------------------------------------
Preferred Stock: $.0001 par value; authorized 20,000,000 preferred shares;               -            -
none issued
--------------------------------------------------------------------------------------------------------
Deficit Accumulated During the Development Stage                                   (81,300)     (63,588)
--------------------------------------------------------------------------------------------------------
Total Stockholders' Deficit                                                        (55,300)     (37,588)
--------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                                         12,750        2,361
========================================================================================================

(See Accompanying Notes to the Interim Financial Statements)


FAR  Group  Inc.
(A  Development  Stage  Company)
Interim  Statements  of  Operations
(unaudited)


                                               Accumulated From
                                                March 24, 2000
                                             (Date of Inception)     Three months ended          Six months ended
                                                to October 31,             October 31,               October 31,
                                                     2001              2001         2000          2001          2000
                                                       $                $             $             $             $
Revenue                                                       -             -             -             -            -
-----------------------------------------------------------------------------------------------------------------------

Expenses

Accounting and legal                                     33,828        10,022             -        13,277            -
Bank charges                                                100            45             -            55            -
Consulting fees                                           7,500         2,500             -         2,500            -
License written-off                                      35,000             -             -             -            -
Office                                                      916          (184)          500           254          500
Transfer agent and filing fees                            3,956           768             -         1,626            -
-----------------------------------------------------------------------------------------------------------------------
Net loss                                                (81,300)      (13,151)         (500)      (17,712)        (500)
=======================================================================================================================
Net Loss Per Share (Basic and diluted)                                   (.01)            -          (.01)           -
=======================================================================================================================
Weighted Average Number of Shares
Outstanding (See Note 7 for a six new for
one old forward split)                                              15,600,000     9,600,000    15,600,000    9,600,000
=======================================================================================================================

(See Accompanying Notes to the Interim Financial Statements)


FAR  Group  Inc.
(A  Development  Stage  Company)
Interim  Statements  of  Cash  Flows
(unaudited)


                                              Six months ended
                                                  October 31,
                                                2001      2000
                                                  $        $
Cash Flows From Operating Activities

Net loss                                       (17,712)   (500)

Changes in operating assets and liabilities:

Prepaid expense                                 (7,500)      -
Accounts payable and accrued liabilities        (1,760)    500
---------------------------------------------------------------
Net Cash Used by Operating Activities          (26,972)      -
---------------------------------------------------------------
Cash Flows From Financing Activities

Advances from a related party                   29,861       -
---------------------------------------------------------------
Increase In Cash                                 2,889       -

Cash at Beginning of Period                      2,361       -
---------------------------------------------------------------
Cash at End of Period                            5,250       -
===============================================================

Non-Cash Financing Activities                        -       -
===============================================================

Supplemental Disclosures

Interest paid                                        -       -
Income tax paid                                      -       -

(See accompanying Notes to the Interim Financial Statements)

FAR  Group,  Inc.
A  Development  Stage  Company)
Notes  to  the  Interim  Financial  Statements
October  31,  2001
(unaudited)


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

     The Company filed an SB-2 Registration Statement with the U.S. Securities Exchange Commission which was declared effective in January 2001. The Company sold and issued 1,000,000 common shares at $0.01 per share for cash proceeds of $10,000. The Company is listed on the OTC Bulletin Board under the symbol FGRI.


2.   Summary  of  Significant  Accounting  Policies

     (a)  Year  end

          The  Company's  fiscal  year  end  is  April  30.

     (b)  License

          The cost to acquire the License was initially capitalized. The carrying value of the License was evaluated in each reporting period to determine if there were events or circumstances which would indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses including assessing the Company's ability to bring the commercial applications to market, related profitability projections and undiscounted cash flows relating to each application which necessarily involves significant management judgment. Where an impairment loss has been determined the carrying amount is written-down to fair market value. Fair market value is determined as the amount at which the license could be sold in a current transaction between willing parties. The License was written-off to operations due to the lack of historical cash flow of the license and lack of a market to resell the license.

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

     The License was written-off to operations due to the lack of historical cash flow and lack of a market to resell the license. However, it is the Company's intention to conduct a survey to determine its core target market from amongst the potential clients under its Vitamineralherb.com license, hire commissioned sales staff, establish an office, advertise, and begin making sales.


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


5.   Related  Party  Transactions

     The License referred to in Note 4 was assigned to the Company by the sole director and President of the Company for consideration of the assumption of a note payable of $35,000. The License was recorded at the transferors cost of $35,000 which was also fair market value at the time.


     The  Grantor  of  the  License  is  not  related  to  the  Company.

     The amounts owing to a company related to the President are non-interest bearing, unsecured and due on demand.

6.   Commitment

     The Company entered into a Business Agreement with Magnum Financial Corp. ("Magnum") whereby Magnum was to assist the Company with the approval of trading on the OTC Bulletin Board. The Company has paid $5,000 upon acceptance of this agreement and was to pay $5,000 upon listing for trading on the OTC BB and a further $5,000 three weeks after listing for trading on the OTC BB. This agreement was cancelled and the amount owing was waived.


7.   Common  Stock

     The Company's Board of Directors approved a six for one forward split with a record date of August 31, 2001.

     A total of 15,600,000 common shares are issued and outstanding as at that date.

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation
--------------------------------------------------------------------------

The following discussion and analysis of FAR Group's financial condition and results of operations should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this report.

PLAN  OF  OPERATION
-------------------

During the period from March 24 2000 through October 31, 2001, FAR Group has engaged in no significant operations other than organizational activities, acquisition of the rights to market Vitamineralherb and preparation for registration of its securities under the Securities Act of 1933, as amended. No revenues were received by FAR Group during this period.

For the current fiscal year ending April 30, 2002, FAR Group anticipates incurring a loss as a result of expenses associated with setting up a company structure to begin implementing its business plan. FAR Group anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

FAR Group remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or shareholders' equity. Consequently, FAR Group's balance sheet as of October 31, 2001, reflects total assets of $12,750. The Company has incurred a loss of $81,300 to date. During the quarter the Company recorded a prepaid expense of $7,250 which represented the prepaid portion of a non-refundable fee of $10,000 paid to Equitrade Securities Corporation (an investment banking firm) pursuant to an agreement dated August 9, 2001. The Company received $29,861 from a company related to the President which was used to pay expenses of $25,212 and to pay debts of $1,760. This resulted in an increase of cash of $2,889 and a cash balance of $5,250. These advances are non-interest bearing, unsecured and due on demand. The Company included in operations legal expenses of $9,228 which represented due diligence costs spent on a possible business acquisition but due to the uncertainties in the financial markets as a result of the September 11, 2001 events; negotiations were terminated.

The original shareholder paid legal expenses upon inception in the amount of $16,000 for which he received 1,600,000 shares of common stock of the Company.

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

The Company's Board of Directors approved a six for one forward split with a record date of August 31, 2001. A total of 15,600,000 common shares are issued and outstanding as at that date.

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


                                          FAR  GROUP  INC.

Date:  December 4, 2001                   By:  /s/  Frank  Roberts
                                               -------------------------
                                               Frank Roberts, President,
                                               Secretary, Treasurer and
                                               Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


Date:  December 4, 2001                   By:  /s/  Frank  Roberts
                                               -------------------------
                                               Frank Roberts, President,
                                               Secretary, Treasurer and
                                               Director