Form 10QSB
period 2002-01-31
FAR GROUP INC
filed 2002-03-14
CIK 1112425

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 2002
                      ----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    --------------------

Commission  File  No.  000-32089
                       ---------

                                 FAR GROUP INC.
                      ------------------------------------
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

                                 (604) 662-7000
                          -----------------------------
                            Issuer's Telephone Number

                                      N/A
                                ---------------
          (Former Name or Former Address, if changed since last Report)

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

                                  March 5, 2002

        Common - 15,600,000 common shares (after a 6 for 1 forward split)

                       DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

  Transitional Small Business Issuer Format     Yes     X     No
                                                       ---       ---

PART  I  -  FINANCIAL  INFORMATION
Item  1.     Financial  Statements.

FAR  Group  Inc.
(A  Development  Stage  Company)
Interim  Balance  Sheet

                                                                               January 31,    April 30,
                                                                                  2002          2001
                                                                                    $             $
                                                                               (unaudited)    (audited)
ASSETS

Current Asset

Cash                                                                                 5,649        2,361
--------------------------------------------------------------------------------------------------------
Total Assets                                                                         5,649        2,361
========================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable                                                                    32,149        4,199
Accrued liabilities                                                                    475          750
Note payable (Note 4)                                                               35,000       35,000
--------------------------------------------------------------------------------------------------------
Total Liabilities                                                                   67,624       39,949
--------------------------------------------------------------------------------------------------------
Contingency (Note 1)

Stockholders' Deficit

Common Stock: $0.0001 par value; authorized 100,000,000 common shares;
15,600,000 and 2,600,000 shares issued and outstanding respectively (Note 6)         1,560          260

Additional Paid-in Capital                                                          24,440       25,740
--------------------------------------------------------------------------------------------------------
                                                                                    26,000       26,000
--------------------------------------------------------------------------------------------------------
Preferred Stock: $.0001 par value; authorized 20,000,000 preferred shares;
none issued                                                                              -            -
--------------------------------------------------------------------------------------------------------
Deficit Accumulated During the Development Stage                                   (87,975)     (63,588)
--------------------------------------------------------------------------------------------------------
Total Stockholders' Deficit                                                        (61,975)     (37,588)
--------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                                          5,649        2,361
========================================================================================================

(See Accompanying Notes to the Interim Financial Statements)

FAR  Group  Inc.
(A  Development  Stage  Company)
Interim  Statements  of  Operations
(unaudited)

                                                Accumulated From
                                                 March 24, 2000
                                              (Date of Inception)       Three months ended             Nine months ended
                                                 to January 31,             January 31,                    January 31,
                                                      2002              2002            2001           2002           2001
                                                       $                  $              $              $              $
Revenue                                                     -
-------------------------------------------------------------------------------------------------------------------------------

Expenses

Accounting and legal                                  32,793              (1,035)              -        12,242             500
Bank charges                                             100                   -              25            55              25
Consulting fees                                       15,000               7,500           5,000        10,000           5,000
License written-off                                   35,000                   -               -             -               -
Office                                                   880                 (36)              -           218               -
Transfer agent and filing fees                         4,202                 246           1,303         1,872           1,303
-------------------------------------------------------------------------------------------------------------------------------
Net loss                                             (87,975)             (6,675)         (6,328)      (24,387)         (6,828)
===============================================================================================================================
Net Loss Per Share                                                             -               -             -               -
===============================================================================================================================
Weighted Average Number of Shares
Outstanding (See Note 7 for a six new for
one old forward split applied retroactively)                          15,600,000       9,600,000    15,600,000       9,600,000
===============================================================================================================================

(Diluted loss per share has not been presented as the result is anti-dilutive)


(See Accompanying Notes to the Interim Financial Statements)

FAR  Group  Inc.
(A  Development  Stage  Company)
Interim  Statements  of  Cash  Flows
(unaudited)

                                                   Nine months ended
                                                      January 31,
                                                  2002            2001
                                                    $              $
Cash Flows From Operating Activities

Net loss                                           (24,387)         (6,828)

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities            27,675           1,303
---------------------------------------------------------------------------
Net Cash Used by Operating Activities                3,288          (5,525)
---------------------------------------------------------------------------
Cash Flows From Financing Activities

Common shares issued                                     -          10,000

---------------------------------------------------------------------------
                                                         -          10,000
---------------------------------------------------------------------------
Increase In Cash                                     3,288           4,475
Cash at Beginning of Period                          2,361               -
---------------------------------------------------------------------------
Cash at End of Period                                5,649           4,475
===========================================================================

Non-Cash Financing Activities                            -               -
===========================================================================

Supplemental Disclosures

Interest paid                                            -               -
Income tax paid                                          -               -

(See Accompanying Notes to the Interim Financial Statements)

FAR Group, Inc.
A Development Stage Company)
Notes to the Interim Financial Statements
January 31, 2002
(unaudited)


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


3.   License

     The Company's owns a license to market vitamins, minerals, nutritional supplements and other health and fitness products through the Grantor's Web Site. The Company desires to market these products to medical practitioners, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness practitioners, school and other fund raising programs and other similar types of customers in Minnesota. The license was acquired on April 13, 2000 for a term of three years. The Company must pay an annual fee of $500 for maintenance of the Grantor's Web Site commencing on the anniversary date. The Grantor waived the annual fee due on April 13, 2001. The Grantor of the license retains 50% of the profits.

     The Company paid total consideration of $35,000 for the license with a note payable of $35,000. See Note 4.

     The License was written-off to operations due to the lack of historical cash flow and lack of a market to resell the license. However, it is the Company's intention to conduct a survey to determine its core target market from amongst the potential clients under its Vitamineralherb.com license, hire commissioned sales staff, establish an office, advertise, and begin making sales.


4.   Related  Party  Transactions

     (a)  Transactions

          The License referred to in Note 3 was assigned to the Company by the sole director and President of the Company for consideration of the assumption of a note payable of $35,000. The License was recorded at the transferors cost of $35,000 which was also fair market value at the time. The Grantor of the License is not related to the Company.

     The $35,000 note payable to the President of the Company is unsecured, non-interest bearing and is repayable upon the successful completion of an Initial Public Offering of the common stock of the Company and sale of all registered shares pursuant to such offering. As the proceeds from this offering are not sufficient to repay this loan the President of the Company does not intend to demand repayment until sufficient funds are in place.

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


6.   Common  Stock

     The Company's Board of Directors approved a six for one forward split with a record date of August 31, 2001.

     A total of 15,600,000 common shares are issued and outstanding as at that date.

Item 2.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

The following discussion and analysis of FAR Group's financial condition and results of operations should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this report.

PLAN  OF  OPERATION
-------------------

During the period from March 24 2000 through January 31, 2002, FAR Group has engaged in no significant operations other than organizational activities, acquisition of the rights to market Vitamineralherb and preparation for registration of its securities under the Securities Act of 1933, as amended. No revenues were received by FAR Group during this period.

For the current fiscal year ending April 30, 2002, FAR Group anticipates incurring a loss as a result of expenses associated with setting up a company structure to begin implementing its business plan. FAR Group anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

FAR Group remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or shareholders' equity. Consequently, FAR Group's balance sheet as of January 31, 2002, reflects total assets of $5,649. The Company has incurred a loss of $87,975 to date. The Company received $19,861 from a shareholder which was used to pay expenses of $16,573. This resulted in an increase of cash of $3,288 and a cash balance of $5,649. These advances are non-interest bearing, unsecured and due on demand. The Company included in operations legal expenses of $7,993 which represented due diligence costs spent on a possible business acquisition but due to the uncertainties in the financial markets as a result of the September 11, 2001 events; negotiations were terminated.

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


                                         FAR  GROUP  INC.


Date:    March 8, 2002                   By:  /s/  Frank  Roberts
       -------------------                    ------------------------------
                                              Frank Roberts, President,
                                              Secretary, Treasurer and
                                              Director


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                         FAR  GROUP  INC.


Date:    March 8, 2002                   By:  /s/  Frank  Roberts
       -------------------                    ------------------------------
                                              Frank Roberts, President,
                                              Secretary, Treasurer and
                                              Director