Form 10-K
FAR GROUP INC
filed 2002-06-25
CIK 1112425

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
[ X ]	Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended - April 30, 2002
OR
[ ]	Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition Period from ________ to ________.

Commission file number: 000-32089

FAR Group Inc.
(Name of small business issuer in its charter)

Washington	91-2023071
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

580 Hornby Street Suite 210 Vancouver, British Columbia, Canada V6C 3B6
(Address of principal executive offices, including zip code.)

Issuer's telephone number: (604) 662-7000
Securities registered under Section 12(b) of the Act	Name of exchange on which registered
(Title of Class)
None	None

Securities registered under Section 12(g) of the Act:	Common Stock, $0.0001 par value
(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Registrant's revenues for its most recent fiscal year: $ Nil

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 19, 2002, computed at which the stock was sold, was $10,000, assuming solely for purposes of this calculation that all directors and executive officers of the issuer are "affiliates." This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On June 19, 2002, the registrant had 15,600,000 shares of Common Stock, $0.0001 par value per share, issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ X ] No [   ]

FAR GROUP INC.

Index to
Annual Report on Form 10-KSB
For the Twelve Month Period Ended April 30, 2002

Part I

ITEM 1. DESCRIPTION OF BUSINESS

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

ACQUISITION OF THE LICENSE

On April 13, 2000, FAR Group's sole director and President, Frank Roberts, assigned his rights under a certain License Agreement with Vitamineralherb.com to FAR Group in consideration of the assumption of a note payable of $35,000. The License Agreement grants an exclusive right to distribute Vitamineralherb.com products to health and fitness professionals in Minnesota via the Internet. The $35,000 note payable is unsecured, non-interest bearing and is repayable upon the successful completion of an Initial Public Offering of the common stock of the Company and sale of all registered shares pursuant to such offering. As the proceeds from the offering were not sufficient to repay this loan the President of the Company does not intend to demand repayment until sufficient funds are in place.

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

Milestone 1 - Market Survey. In order to determine the feasibility of its business plan, FAR Group must conduct research into the various potential target markets. The market analysis research will likely consist of a telephone survey to 100-200 potential clients, focusing on three or four of the core target markets, such as chiropractors, health clubs, and alternative medicine practitioners. The survey would likely contain questions that would determine the marketing approach and acceptability of specific products.

Milestone 2 - Hire Salespeople. Should FAR Group determine that the exploitation of the license is feasible, it will then have to engage salespeople to market the products. FAR Group expects that it may hire two salespeople during its first year of operation. The hiring process would include running advertisements in the local newspaper and conducting interviews. It is anticipated that hiring the salespeople may take four to eight weeks. The cost of hiring the salespeople, not including compensation, is estimated at $20,000.

Milestone 3 - Establish an Office. FAR Group would then have to establish an office or offices for the sales force in the appropriate market or markets. This would include an office, equipment such as computers and telephones, and sample inventory for the salespeople. It is anticipated that it may take eight to twelve weeks to locate acceptable office space and select and purchase equipment. The expense of office rental, equipment and inventory samples is estimated to be $45,000 per year.

Milestone 4 - Development of Advertising Campaign. The next step would be to develop an advertising campaign, including establishing a list of prospects based on potential clients identified in the market survey, and designing and printing sales materials. It is anticipated that it would take approximately six to ten weeks to develop the advertising campaign, although, depending on the availability of resources, FAR Group will attempt to develop its advertising campaign concurrently with establishing an office. The cost of developing the campaign is estimated at approximately $12,000 per year.

Milestone 5 - Implementation of Advertising Campaign/Sales Calls. Implementation of the advertising campaign would begin with mailing the sales materials to the identified list of prospects. Approximately two to four weeks thereafter, the salespeople would begin telephone follow-ups and scheduling of sales calls. Although it will be necessary to make sales calls throughout the life of the company, it is estimated that the first round of sales calls will take approximately eight to twelve weeks to complete. The cost of salary and expenses for two salespeople is estimated at $248,000 per year.

Milestone 6 - Achieve Revenues. It is difficult to quantify how long it will take to convert a sales call into actual sales and revenues. FAR Group will not begin receiving orders until its sales force is able to convince potential clients to begin offering such products to their customers, or to convert from an existing supplier. FAR Group hopes that clients would begin placing orders within for weeks of a sales call, but it may take several months before people begin to purchase products. Moreover, customers may not be willing to pay for products at the time they order, and may insist on buying on account, which delay receipt of revenues another month or two.

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

COMPETITION

The electronic commerce industry is rapidly evolving and intensely competitive, and FAR Group expects competition to intensify in the future. Barriers to entry are minimal and current and new competitors can launch sites at a relatively low cost. In addition, the vitamin, supplement, mineral and alternative health product market is very competitive and highly fragmented, with no clear dominant leader and increasing public and commercial attention.

FAR Group's competitors can be divided into several groups including:

*    traditional vitamins, supplements, minerals and alternative health products retailers;

*    the online retail initiatives of several traditional vitamins, supplements, minerals and alternative health products retailers;

*    online retailers of pharmaceutical and other health-related products that also carry vitamins, supplements, minerals and alternative health products;

*    independent online retailers specializing in vitamins, supplements, minerals and alternative health products;

*    mail-order and catalog retailers of vitamins, supplements, minerals and alternative health products, some of which have already developed online retail outlets; and

*    direct sales organizations, retail drugstore chains, health food store merchants, mass-market retail chains and various manufacturers of alternative health products.

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

FAR Group believes that the principal competitive factors in its market are:

*    ability to attract and retain customers;

*    breadth of product selection;

*    product pricing;

*    ability to customize products and labeling;

*    quality and responsiveness of customer service.

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

FAR Group believes that traditional retailers of vitamins, supplements, minerals and other alternative health products face several challenges in succeeding:

*    Lack of convenience and personalized service. Traditional retailers have limited store hours and locations. Traditional retailers are also unable to provide consumers with product advice tailored to their particular situation.

*    Limited product assortment. The capital and real estate intensive nature of store-based retailers limit the product selection that can be economically offered in each store location.

*    Lack of Customer Loyalty. Although the larger traditional retailers often attract customers, many of these customers are only one-time users. People are often attractive to the name brands, but find the products too expensive. It is understood that these are quality products and have value, but the multilevel structure of marketing often employed by large retailers mandate high prices.

As a result of the foregoing limitations, FAR Group believes there is significant unmet demand for an alternative shopping channel that can provide consumers of vitamins, supplements, minerals and other alternative health products with a broad array of products and a convenient and private shopping experience.

*    FAR Group hopes to attract and retain consumers through the following key attributes of its business:

*    Broad Expandable Product Assortment. FAR Group's product selection is substantially larger than that offered by store-based retailers.

*    Low Product Prices. Product prices can be kept low due to volume purchases through FAR Group's affiliation with Vitamineralherb.com and other licensees. Product prices will also be lower due to FAR Group's lack of need of inventory and warehouse space. All products are shipped from International Formulation and Manufacturing's inventory.

*    Accessibility to Customized Products. At minimal cost, health and fitness practitioners may offer their customers customized products.

*    Access to Personalized Programs. Health or fitness professional can tailor vitamin and dietary supplement regimes to their clients.

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

Food and Drug Administration regulations require that certain informational labeling be presented in a prescribed manner on all foods, drugs, dietary supplements and cosmetics. Specifically, the Food, Drug, and Cosmetic Act require that food, including dietary supplements, drugs and cosmetics, not be "misbranded." A product may be deemed an unapproved drug and "misbranded" if it bears improper claims or improper labeling. The Food and Drug Administration has indicated that promotional statements made about dietary supplements on a company's website may constitute "labeling" for purposes of compliance with the provisions of the Food, Drug, and Cosmetic Act. A manufacturer or distributor of dietary supplements must notify the Food and Drug Administration when it markets a product with labeling claims that the product has an effect on the structure or function of the body. Noncompliance with the Food, Drug, and Cosmetic Act, and recently enacted amendments to that Act discussed below, could result in enforcement action by the Food and Drug Administration.

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

REGULATION OF THE INTERNET

In general, existing laws and regulations apply to transactions and other activity on the Internet; however, the precise applicability of these laws and regulations to the Internet is sometimes uncertain. The vast majorities of such laws were adopted prior to the advent of the Internet and, as a result, do not contemplate or address the unique issues of the Internet or electronic commerce. Nevertheless, numerous federal and state government agencies have already demonstrated significant activity in promoting consumer protection and enforcing other regulatory and disclosure statutes on the Internet. Additionally, due to the increasing use of the Internet as a medium for commerce and communication, it is possible that new laws and regulations may be enacted with respect to the Internet and electronic commerce covering issues such as user privacy, freedom of expression, advertising, pricing, content and quality of products and services, taxation, intellectual property rights and information security. The adoption of such laws or regulations and the applicability of existing laws and regulations to the Internet may impair the growth of Internet use and result in a decline in FAR Group's sales.

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

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the shareholders during the twelve-month period ended April 30, 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

FAR Group's shares of common stock are traded on the Bulletin Board operated by the National Association of Securities Dealers, Inc. (the "Bulletin Board") under the trading symbol "FGRI." The shares of common stock began trading on July 19, 2001. FAR Group's year ended is April 30.

Summary trading by quarter since the shares began trading is as follows:

Fiscal Quarter	High Bid	Low Bid

Fourth Quarter 2/1/02 - 4/30/02 Third Quarter 12/1/01-1/31/02 Second Quarter 9/1/01 - 11/30/01 First Quarter 5/1/01- 8/31/01	0.00 0.00 0.00 0.00	0.00 0.00 0.00 0.00

These quotations are inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. As of June 19, 2002, FAR Group had 47 holders of record of its common stock.

Dividends

FAR Group has not declared any cash dividends, nor does it intend to do so. FAR Group is not subject to any legal restrictions respecting the payment of dividends, except that dividends may not be paid to render it insolvent. Dividend policy will be based on FAR Group's cash resources and needs and it is anticipated that all available cash will be needed for its operations in the foreseeable future.

SEC Rule 15g

FAR Group's shares are covered by Section 15g of the Securities Act of 1933, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell FAR Group's securities and also may affect a shareholder's ability to sell the shares in the secondary market.

Section 15g also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Recent Sales of Unregistered Securities

On April 13, 2000, FAR Group issued 9,600,000 (1,600,000 pre-split) shares of common stock to Frank Roberts in satisfaction of legal expenses. The issuance of the shares was exempt from registration under Rule 506 of Regulation D, Regulation S, and sections 3(b) and 4(2) of the Securities Act of 1933, as amended, due to Mr. Roberts's status as the founder and initial management of FAR Group, and his status as an accredited investor and his foreign nationality, and the limited number of investors (1).

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of FAR Group's financial condition and results of operations should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this report.

PLAN OF OPERATIONS

During the period from March 24, 2000 through April 30, 2002, FAR Group has engaged in no significant operations other than organizational activities, acquisition of the rights to market Vitamineralherb and preparation for registration of its securities under the Securities Act of 1933, as amended. No revenues were received by FAR Group during this period.

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

FAR Group remains in the development stage and, since inception, has experienced no signigicant change in liquidity or capital resources or shareholders' equity. Consequently, FAR Group's balance sheet as of April 30, 2002, reflects total assets of $4,645, in the form of cash. The Company has accounts payable of $33,750 owing to an independent shareholder who advanced funds to pay for the Company's operating costs. The advances are unsecured and non-interest beraring. The Company's expenses was comprised mainly of $14,033 spent for legal and accounting fees, $10,000 for consulting fees paid to a company to assist the Company in developing a corporate finance strategy and $4,554 for filing and transfer agent fees.

During the previous fiscal year, the original shareholder also paid for legal expenses in the amount of $16,000 for which he received 9,600,000 (1,600,000 pre-split) shares of common stock of the Company.

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

ITEM 7. FINANCIAL STATEMENTS

FAR Group Inc.

Independent Auditor's Report

To the Stockholders and Board of Directors
FAR Group, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of FAR Group, Inc. (A Development Stage Company) as of April 30, 2002 and 2001 and the related statements of operations, stockholders' equity and cash flows for the period from March 24, 2000 (Date of Inception) to April 30, 2002 and the years ended April 30, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of FAR Group, Inc. (A Development Stage Company), as of April 30, 2002 and 2001, and the results of its operations and its cash flows for the period from March 24, 2000 (Date of Inception) to April 30, 2002 and the years ended April 30, 2002 and 2001, in conformity with United States generally accepted accounting principles.

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

/s/ Manning Elliott

CHARTERED ACCOUNTANTS
Vancouver, Canada
May 30, 2002

FAR Group, Inc.
(A Development Stage Company)
Balance Sheets

	April 30, 2002 $	April 30, 2001 $
ASSETS
Current Assets

Cash	4,645	2,361
Total Assets	4,645	2,361
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable	33,750	4,199
Accrued liabilities	550	750
Note payable (Note 4)	35,000	35,000
Total Liabilities	69,300	39,949
Contingency (Note 1) Commitment (Note 5)
Stockholders' Deficit

Common Stock: $0.0001 par value; authorized 100,000,000 common shares; 15,600,000 and 2,600,000 shares issued and outstanding respectively (Note 6)	1,560	260

Additional Paid-in Capital	24,440	25,740
	26,000	26,000
Preferred Stock: $.0001 par value; authorized 20,000,000 preferred shares; none issued	-	-
Deficit Accumulated During the Development Stage	(90,655)	(63,588)
Total Stockholders' Deficit	(64,655)	(37,588)
Total Liabilities and Stockholders' Deficit	4,645	2,361

(See accompanying Notes to the Financial Statements)

FAR Group, Inc.
(A Development Stage Company)
Statements of Operations

	Accumulated From March 24, 2000 (Date of Inception) to April 30, 2002 $	Year Ended April 30,
		2002 $	2001 $
Revenue		-	-
Expenses
Accounting and legal	34,584	14,033	4,551
Bank charges	100	55	45
Consulting fees	15,000	10,000	5,000
License written-off	35,000	-	-
Office	1,417	755	662
Transfer agent and filing fees	4,554	2,224	2,330
Net loss	(90,655)	(27,067)	(12,588)
Net Loss Per Share	-	-	-
Weighted Average Number of Shares Outstanding (stock split applied retroactively)	15,600,000	11,598,000	11,598,000

(Diluted loss per share has not been presented as the result is anti-dilutive)

(See accompanying Notes to the Financial Statements)

FAR Group, Inc.
(A Development Stage Company)
Statements of Cash Flows

	Accumulated From March 24, 2000 (Date of Inception) to April 30, 2002 $	Year Ended April 30,
		2002 $	2001 $
Cash Flows To Operating Activities
Net loss	(90,655)	(27,067)	(12,588)
Adjustments to reconcile net loss to cash
Legal and organizational costs	16,000	-	-
License written-off	35,000	-	-
Change in non-cash working capital items
Increase in accounts payable and accrued liabilities	34,300	29,351	4,949
Net Cash Provided from (Used by) Operating Activities	(5,355)	2,284	(7,639)
Cash Flows From Financing Activities
Common shares issued	10,000	-	10,000
Increase In Cash	4,645	2,284	2,361
Cash at Beginning of Period	-	2,361	-
Cash at End of Period	4,645	4,645	2,361
Non-Cash Financing Activities
A total of 1,600,000 shares were issued to a director at a fair market value of $0.01 per share for legal and organizational expenses paid	16,000	-	-
A note payable was assumed by the Company for the acquisition of a License from a director (Notes 3 and 5)	35,000	-	-
	51,000	-
Supplemental Disclosures
Interest paid	-	-	-
Income tax paid	-	-	-

(See accompanying Notes to the Financial Statements)

FAR Group, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit
From March 24, 2000 (Date of Inception) to April 30, 2002

	Common Stock		Additional Paid-in Capital $	Total $	Deficit Accumulated During the Development Stage $
	Shares #	Amount $
Balance - March 24, 2000 (Date of Inception)	-	-	-	-	-
Stock issued for legal and organizational expenses at a fair market value of $0.01 per share	1,600,000	160	15,840	16,000	-
Net loss for the period	-	-	-	-	(51,000)
Balance - April 30, 2000	1,600,000	160	15,840	16,000	(51,000)
Stock issued for cash at $0.01 per share	1,000,000	100	9,900	10,000	-
Net loss for the year	-	-	-	-	(12,588)
Balance - April 30, 2001	2,600,000	260	25,740	26,000	(63,588)
Split of common stock on a 6 new for 1 old basis (Note 6)	13,000,000	1,300	(1,300)	-	-
Net loss for the year	-	-	-	-	(26,567)
Balance - April 30, 2002	15,600,000	1,560	24,440	26,000	(90,155)

(See accompanying Notes to the Financial Statements)

FAR Group, Inc.
A Development Stage Company)
Notes to the Financial Statements
April 30, 2002

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

(b) License

The cost to acquire the License was initially capitalized. The carrying value of the License was evaluated in each reporting period to determine if there were events or circumstances that would indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses including assessing the Company's ability to bring the commercial applications to market, related profitability projections and undiscounted cash flows relating to each application which necessarily involves significant management judgment. Where an impairment loss has been determined the carrying amount is written-down to fair market value. Fair market value is determined as the amount at which the license could be sold in a current transaction between willing parties. The License was written-off to operations due to the lack of historical cash flow of the license and lack of market to resell the license.

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

4. Related Party Transaction

The License referred to in Note 3 was assigned to the Company by the sole director and President of the Company for consideration of the assumption of a note payable of $35,000. The License was recorded at the transferor's cost of $35,000 which was also fair market value at the time. The Grantor of the License is not related to the Company.

The $35,000 note payable to the President of the Company is unsecured, non-interest bearing and is repayable upon the successful completion of an Initial Public Offering of the common stock of the Company and sale of all registered shares pursuant to such offering. As the proceeds from this offering were not sufficient to repay this loan the President of the Company does not intend to demand repayment until sufficient funds are in place.

5. Commitment

The Company entered into a Business Agreement with Magnum Financial Corp. ("Magnum") whereby Magnum was to assist the Company with the approval of trading on the OTC Bulletin Board. The Company paid $5,000 upon acceptance of this agreement and was to pay $5,000 upon listing for trading on the OTC BB and a further $5,000 three weeks after listing for trading on the OTC BB. This agreement was cancelled and the amount owing was waived.

6. Common Stock

The Company's Board of Directors approved a six for one forward split with a record date of August 31, 2001.

A total of 15,600,000 common shares were issued and outstanding as at that date.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the name, age and position of each director and executive officer of FAR Group:

NAME	AGE	POSITION
Frank A. Roberts	64	President, Secretary, Treasurer, Director

In April 2000, Mr. Roberts was elected as the sole officer and director of FAR Group. He will serve until the next annual meeting of FAR Group's shareholders and his successors are elected and qualified. Thereafter, directors will be elected for one-year terms at the annual shareholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of June 17,2002, FAR Group's outstanding common stock owned of record or beneficially by each Executive Officer and Director and by each person who owned of record, or was known by FAR Group to own beneficially, more than 5% of its common stock, and the shareholdings of all Executive Officers and Directors as a group. Each person has sole voting and investment power with respect to the shares shown.

Name	Shares Owned	Percentage of Shares Owned
Frank Roberts Suite 210 - 580 Hornby Street Vancouver, British Columbia, Canada	9,600,000	62%
ALL EXECUTIVE OFFICERS & DIRECTORS AS A GROUP (1 Individual)	9,600,000	62%

Brown Brothers Harriman & Co. ** 59 Wall Street New York NY 10005	2,262,000	14.5%

** beneficial owners unknown

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
Exhibits
None
B.	Reports on Form 8-K
None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAR GROUP INC.
By:	/s/ Frank Roberts
Frank A. Roberts, President
Date:	June 20, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Frank Roberts	Date:	June 20, 2002
Frank A. Roberts , President, Director, Chief Financial and Accounting Officer