Form 10QSB
period 2002-07-31
FAR GROUP INC
filed 2002-08-30
CIK 1112425

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarter  ended  July  31,  2002
                               ---------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from  __________________  to  ___________________

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

                          1286 Homer Street, 4th Floor
                   Vancouver, British Columbia, Canada V6B 2Y5
                   -------------------------------------------
                    (Address of Principal Executive Offices)

                                 (604) 689-5255
                                 --------------
                            Issuer's Telephone Number

                              210-580 Hornby Street
                   Vancouver, British Columbia,Canada V6C 3B6
          -------------------------------------------------------------
          (Former Name or Former Address, if changed since last Report)

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

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                                 Not applicable

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                 August 15, 2002

                        Common - 15,850,000 common shares

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

FAR  Group,  Inc.
(A  Development  Stage  Company)
Interim  Balance  Sheet


                                                                               July 31,     April 30,
                                                                                 2002         2002
                                                                                  $             $
                                                                             (unaudited)    (audited)
ASSETS

Current Assets

Cash                                                                             238,652        4,645
------------------------------------------------------------------------------------------------------
Total Assets                                                                     238,652        4,645
======================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable                                                                  36,476       33,750
Accrued liabilities                                                                  600          550
Note payable (Note 4)                                                                  -       35,000
------------------------------------------------------------------------------------------------------
Total Liabilities                                                                 37,076       69,300
------------------------------------------------------------------------------------------------------
Contingency (Note 1)
Commitment (Note 5)

Stockholders' Equity

Common Stock: $0.0001 par value; authorized 100,000,000 common shares;
15,850,000 and 15,600,000 shares issued and outstanding respectively               1,585        1,560

Additional Paid-in Capital                                                       309,415       24,440
------------------------------------------------------------------------------------------------------
                                                                                 311,000       26,000
------------------------------------------------------------------------------------------------------
Preferred Stock: $.0001 par value; authorized 20,000,000 preferred shares;
none issued
------------------------------------------------------------------------------------------------------
Deficit Accumulated During the Development Stage                                (109,424)     (90,655)
------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                       201,576      (64,655)
------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                       238,652        4,645
======================================================================================================

(See Accompanying Notes to the Interim Financial Statements)

FAR Group, Inc.
(A Development Stage Company)
Interim Statements of Operations


                                                   Accumulated
                                                       From
                                                  March 24, 2000       Three months ended
                                                     (Date of
                                                    Inception)        July 31,      July 31,
                                                 to July 31, 2002       2002          2001
                                                        $                $             $
                                                   (unaudited)      (unaudited)   (unaudited)
Revenue                                                         -
----------------------------------------------------------------------------------------------
Expenses

Accounting and legal                                       47,173        12,589         3,255
Business development                                        5,000         5,000             -
Consulting fees                                            15,000             -             -
License written-off                                        35,000             -             -
Office                                                      1,915           398           448
Transfer agent and filing fees                              5,336           782           858
----------------------------------------------------------------------------------------------
Net loss                                                 (109,424)      (18,769)       (4,561)
==============================================================================================
Net Loss Per Share                                                            -             -
==============================================================================================
Weighted Average Number of Shares Outstanding
(stock split applied retroactively)                                  15,624,000    15,600,000
==============================================================================================

(Diluted  loss  per share has not been presented as the result is anti-dilutive)


(See  Accompanying  Notes  to  the  Interim  Financial  Statements)

FAR Group, Inc.
(A Development Stage Company)
Interim Statements of Cash Flows


                                                                    Three months ended
                                                                   July 31,      July 31,
                                                                     2002          2001
                                                                      $             $
                                                                 (unaudited)   (unaudited)
Cash Flows From Operating Activities

Net loss                                                             (18,769)       (4,561)

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities                               2,776         2,407
-------------------------------------------------------------------------------------------
Net Cash Used by Operating Activities                                (15,993)       (2,154)
-------------------------------------------------------------------------------------------
Cash Flows From Financing Activities

Common shares issued                                                 250,000             -
-------------------------------------------------------------------------------------------
Increase (Decrease) In Cash                                          234,007        (2,154)

Cash - Beginning of Period                                             4,645         2,361
-------------------------------------------------------------------------------------------
Cash - End of Period                                                 238,652           207
===========================================================================================

Non-Cash Financing Activities

A $35,000 note payable was assumed by the Company for the
acquisition of a License from a director which was forgiven on
July 12, 2002 (Notes 3 and 4)                                              -             -
===========================================================================================

Supplemental Disclosures

Interest paid                                                              -             -
Income tax paid                                                            -             -

(See Accompanying Notes to the Interim Financial Statements)

FAR Group, Inc.
A Development Stage Company)
Notes to the Interim Financial Statements
July 31, 2002
(unaudited)


1.   Development  Stage  Company

     FAR Group, Inc. herein (the "Company") was incorporated in the State of Washington, U.S.A. on March 24, 2000. The Company acquired a license to market and distribute vitamins, minerals, nutritional supplements, and other health and fitness products in which the grantor of the license offers these products for sale from various suppliers on their Web Site. The Company is currently developing a marketing strategy to offer personal care products through a kiosk-based ordering system. Once the kiosk-based marketing strategy is developed, it will serve as another distribution network for both of its product lines.

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

     The Company filed an SB-2 Registration Statement with the U.S. Securities Exchange Commission which was declared effective in January 2001. During fiscal 2001, the Company sold and issued 1,000,000 common shares at $0.01 per share for cash proceeds of $10,000. During the period, the Company pursuant to a private placement issued 250,000 common shares at $1.00 per share for cash proceeds of $250,000. The Company trades on the OTC Bulletin Board under the symbol FGRI.


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


4.   Related  Party  Transaction

     The License referred to in Note 3 was assigned to the Company by the former sole director and former President of the Company for consideration of the assumption of a note payable of $35,000 to Vitamineralherb.com. On December 12, 2000, on behalf of the Company, the former President of the Company repaid the note payable to Vitamineralherb.com for which the Company issued a note payable of $35,000 to the former President of the Company. The $35,000 note payable to the former President of the Company was unsecured, non-interest bearing and was repayable by December 31, 2010. On July 12, 2002, the former President of the Company forgave the note payable and released the Company from all obligations. The License was recorded at the transferor's cost of $35,000, which was also fair market value at the time. The Grantor of the License is not related to the Company.


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

6.   Common  Stock

     (a) The Company's Board of Directors approved a six for one forward split with a record date of August 31, 2001.

     (b) During the period ended July 31, 2002, pursuant to a private placement, the Company issued 250,000 common shares at $1.00 per share for total cash consideration of $250,000.


Item 2.   Management's  Discussion  and  Analysis  or  Plan  of  Operation
---------------------------------------------------------------------------

The following discussion and analysis of FAR Group's financial condition and results of operations should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this report.

PLAN  OF  OPERATION
-------------------
During the period from March 24 2000 through July 31, 2002, FAR Group has engaged in no significant operations other than organizational activities, acquisition of the rights to market Vitamineralherb, preparation for registration of its securities under the Securities Act of 1933, as amended, preparation of a supplementary business plan and completing a private placement to fund this secondary division. No revenues were received by FAR Group during this period.

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

The Company is presently in negotiations to extend its license for an additional three years to market vitamins, minerals, nutritional supplements and other health and fitness products in Minnesota through the Vitamineralherb.com web site. The current license expires in April 2003. There can be no assurance that the Company will be successful in extending its license to market through Vitamineralherb.com although the Company has been assured that the extension is forthcoming.

FAR  Group's  business  plan  in  connection  with  the license to sell products through the Vitamineralherb.com web site is to determine the feasibility of selling products to targeted markets. In order to determine the feasibility of its business plan, FAR Group plans for the next six months, provided it is able to extend its license to sell through the Vitamineralherb.com web site, to conduct research into these various potential target markets. Should FAR Group determine that the exploitation of the license is feasible, it will engage salespeople to market the products. Based primarily on discussions with the licensor, FAR Group believes that during its first operational quarter, it will need a capital infusion of approximately $85,000 to achieve a sustainable sales level where ongoing operations can be funded out of revenues. This capital infusion is intended to cover costs of advertising, hiring and paying two salespeople, and administrative expenses. In addition, FAR Group will need approximately $260,000 in the event it determines that its market will not pay in advance and it will have to extend credit. FAR Group will have to obtain additional financing through an offering or capital contributions by current shareholders.

In addition to its Vitamineralherb business development, during the quarter ended July 31, 2002, FAR Group initiated the development of a marketing strategy to offer consumers high quality, competitive priced personal care products through a kiosk-based ordering system with additional website, mail-in and phone orders. Once developed, the Company intends to use the kiosk-based marketing strategy as another distribution network for both its Vitamineraherb products and the products of Health Anti-Aging Lifestyle Options, Inc. ("HALO"). Upon completion of the development of its kiosk based marketing system, the Company intends to enter into a marketing partnership with HALO to sell HALO's health and wellness products. There can be no assurances that the Company will be successful in developing its kiosk based marketing system or that it will be able to secure products for distribution through this system.

For the current quarter ending July 31, 2002, FAR Group anticipates incurring a loss as a result of expenses associated with setting up a company structure to begin implementing its business plans. FAR Group anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

FAR Group remains in the development stage. FAR Group's balance sheet as of July 31, 2002, reflects total assets of $238,652 comprising of all cash. The Company had total liabilities of $37,076 of which $22,000 represented advances from a shareholder to cover the Company's operating expenses in the past. The Company has incurred a loss of $109,424 to date. During the quarter ended July 31, 2002, the Company issued 250,000 shares of common stock to HALO on a private placement basis for proceeds of $250,000. The proceeds from this private placement are intended for general working capital in connection with the development of its kiosk based marketing system and none of the proceeds are intended to be used towards the Vitamineralherb segment of the Company's business.

Liquidity
---------

The Company had cash on hand of $238,652 as at July 31, 2002. During the most recent quarter, the Company's former sole director and officer, forgave a note payable and released the Company in connection with a $35,000 obligation for the initial acquisition of the Vitamineralherb license.

The Company has allocated a significant portion of the cash on hand to working capital for the development of the kiosk marketing system and related administrative costs. FAR Group will need additional capital to carry out its business plan or to engage in a business combination. No commitments to provide additional funds have been made by management or other shareholders. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to FAR Group or at all. FAR Group has no commitments for capital expenditures.

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


PART II - OTHER INFORMATION

Item 1.   Legal  Proceedings.

          None; not applicable.

Item 2.   Changes  in  Securities.

          During the quarter ended July 31, 2002, the Company issued 250,000 "unregistered" and "restricted" shares of its common stock to Health Anti-Aging Lifestyle Options, Inc. ("HALO") pursuant to a private placement financing of $250,000 to be used in developing a kiosk style marketing system. The Company intends to enter into a marketing partnership with HALO to sell HALO's products once the kiosk marketing system is in place. The Company believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Rule 506 of Regulation D of the Securities and Exchange Commission and from various similar state exemptions.

Item 3.   Defaults  Upon  Senior  Securities.

          None; not applicable.

Item 4.   Submission  of  Matters  to  a  Vote  of  Security  Holders.

     On July 19, 2002, the Company held an annual general meeting of its stockholders in Vancouver, British Columbia. At the meeting the following persons were elected to serve as directors of the Company until the next annual meeting of the Company's stockholders or until the election or appointment of their successors:

     -    Jim  Glavas
     -    Aaron  Kirsten
     -    Larry  Bishop

          At the meeting, the stockholders also ratified and confirmed the appointment of Manning Elliott, Chartered Accountants as the Company's independent auditors for the fiscal year ended April 30, 2003.

Item 5.   Other  Information.

          The Company's Board of Directors held a meeting on July 19, 2002, immediately after the completion of the meeting of the stockholders. At the Board meeting the following persons were elected to serve in the capacities indicated for the ensuing year or until they are replaced by the Board:

     -    Jim  Glavas  -  President,  CEO  and  CFO

     -    Coreena  Hansen  -  Secretary

Item 6.   Exhibits  and  Reports  on  Form  8-K.

          (a)  Exhibits.

               Description  of  Exhibit                         Exhibit  No.
               ------------------------                         ------------

               Subscription Agreement with Health Anti-Aging
               Lifestyle Options, Inc.                             99.1

          (b)  Reports  on  Form  8K

               -    Form  8K  filed  on  July  23,2002

          DOCUMENTS INCORPORATED BY REFERENCE

          None.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FAR  GROUP  INC.



Date:  August 30, 2002                  By:   /s/  Jim Glavas
       --------------------                  -----------------------------------
                                              Jim Glavas
                                              President, CEO, CFO and Director



Date:  August 30, 2002                  By:   /s/  Aaron Kirsten
       --------------------                  -----------------------------------
                                              Aaron Kirsten
                                              Director



Date:  August 30, 2002                  By:   /s/  Larry Bishop
       --------------------                  -----------------------------------
                                              Larry Bishop
                                              Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:



Date:  August 30, 2002                  By:   /s/  Jim Glavas
       --------------------                  -----------------------------------
                                              Jim Glavas
                                              President, CEO, CFO and Director



Date:  August 30, 2002                  By:   /s/  Aaron Kirsten
       --------------------                  -----------------------------------
                                              Aaron Kirsten
                                              Director



Date:  August 30, 2002                  By:   /s/  Larry Bishop
       --------------------                  -----------------------------------
                                              Larry Bishop
                                              Director



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of FAR Group Inc. (the "Company") on Form 10-QSB for the period ended July 31, 2002 as filed with the Securities and Exchange Commission on the date here of (the "Report"), I, Jim Glavas, CEO, CFO and President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of our belief and knowledge:

          (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:  August 30, 2002                      /s/  Jim Glavas
                                             -----------------------------
                                             Jim Glavas
                                             CEO, CFO and President