Form 10QSB
period 2002-10-31
FAR GROUP INC
filed 2002-12-03
CIK 1112425

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended October 31, 2002
                           ----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

                          Commission File No. 000-32089
                                              ---------

                                 FAR GROUP INC.
                  --------------------------------------------
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

                                 (604) 689-5255
                            -------------------------
                            Issuer's Telephone Number

                                       N/A
           -----------------------------------------------------------
          (Former Name or Former Address, if changed since last Report)

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

                                November 25, 2002

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

FAR Group, Inc.
(A Development Stage Company)
Interim Balance Sheet


                                                                                October 31,    April 30,
                                                                                   2002          2002
                                                                                     $             $
                                                                                (unaudited)    (audited)
ASSETS

Current Assets

Cash                                                                                218,425       4,645
--------------------------------------------------------------------------------------------------------

Total Assets                                                                        218,425       4,645
========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable                                                                     22,880      33,750
Accrued liabilities                                                                     600         550
Note payable (Note 4)                                                                     -      35,000
--------------------------------------------------------------------------------------------------------

Total Liabilities                                                                    23,480      69,300
--------------------------------------------------------------------------------------------------------

Contingency (Note 1)

Stockholders' Equity

Common Stock: $0.0001 par value; authorized 100,000,000 common shares;
15,850,000 and 15,600,000 shares issued and outstanding respectively (Note 5)         1,585       1,560

Additional Paid-in Capital                                                          309,415      24,440
--------------------------------------------------------------------------------------------------------

                                                                                    311,000      26,000
--------------------------------------------------------------------------------------------------------
Preferred Stock: $.0001 par value; authorized 20,000,000 preferred shares;
none issued                                                                               -           -
--------------------------------------------------------------------------------------------------------
Deficit Accumulated During the Development Stage                                   (116,055)    (90,655)
--------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                          194,945     (64,655)
--------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                          218,425       4,645
========================================================================================================

(See Accompanying Notes to the Interim Financial Statements)

FAR Group, Inc.
(A Development Stage Company)
Interim Statements of Operations
(unaudited)

                                        Accumulated
                                           From
                                       March 24, 2000          Three Months Ended             Six Months Ended
                                    (Date of Inception)    October 31,    October 31,    October 31,    October 31,
                                       to October 31,
                                            2002              2002           2001           2002           2001
                                             $                  $              $              $              $
Revenue                                               -
--------------------------------------------------------------------------------------------------------------------

Expenses

Accounting and legal                             52,265          5,092         10,022         17,681         13,277
Business development                              5,000              -              -          5,000              -
Consulting fees                                  15,000              -          2,500              -          2,500
License written-off                              35,000              -              -              -              -
Office                                            2,791            876           (139)         1,274            309
Transfer agent and filing fees                    5,999            663            768          1,445          1,626
--------------------------------------------------------------------------------------------------------------------

Net loss                                       (116,055)        (6,631)       (13,151)       (25,400)       (17,712)
====================================================================================================================

Net Loss Per Share                                                   -              -              -              -
====================================================================================================================
Weighted Average Number of Shares
Outstanding (stock split applied
retroactively)                                              15,850,000     15,600,000     15,737,000     15,600,000
====================================================================================================================

(Diluted loss per share has not been presented as the result is anti-dilutive)


(See Accompanying Notes to the Interim Financial Statements)

FAR Group, Inc.
(A Development Stage Company)
Interim Statements of Cash Flows
(unaudited)

                                                                      Six Months Ended
                                                                  October 31,    October 31,
                                                                     2002           2001
                                                                       $              $
Cash Flows From Operating Activities

Net loss                                                              (25,400)       (17,712)

Changes in operating assets and liabilities:

Prepaid expense                                                             -         (7,500)
Accounts payable and accrued liabilities                              (10,820)        28,101
---------------------------------------------------------------------------------------------
Net Cash Used by Operating Activities                                 (36,220)         2,889
---------------------------------------------------------------------------------------------
Cash Flows From Financing Activities

Common shares issued                                                  250,000              -
---------------------------------------------------------------------------------------------

Increase In Cash                                                      213,780          2,889

Cash - Beginning of Period                                              4,645          2,361
---------------------------------------------------------------------------------------------
Cash - End of Period                                                  218,425          5,250
=============================================================================================

Non-Cash Financing Activities

A $35,000 note payable was assumed by the Company for the
acquisition of a License from a director which was forgiven on
July 12, 2002 (Notes 3 and 4)                                               -              -
=============================================================================================

Supplemental Disclosures

Interest paid                                                               -              -
Income tax paid                                                             -              -

(See Accompanying Notes to the Interim Financial Statements)

FAR  Group,  Inc.
A  Development  Stage  Company)
Notes to the Interim Financial Statements
October  31,  2002
(unaudited)

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

     The Company filed an SB-2 Registration Statement with the U.S. Securities Exchange Commission which was declared effective in January 2001. During fiscal 2001, the Company sold and issued 1,000,000 common shares at $0.01 per share for cash proceeds of $10,000. During the fiscal period, the Company, pursuant to a private placement, issued 250,000 common shares at $1.00 per share for cash proceeds of $250,000. The Company trades on the OTC Bulletin Board under the symbol FGRI.


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

     (g)  Recent Accounting Pronouncements

          On June 29, 2001, SFAS No. 141, "Business Combinations," was approved by the Financial Accounting Standards Board ("FASB"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 141 on July 1, 2001 and its impact is not expected to be material on its financial position or results of operations.

          On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," was approved by FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company adopted SFAS No. 142 on April 1, 2002 and its impact is not expected to have a material effect on its financial position or results of operations.

          In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligation." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and will require companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion or shortly thereafter. The FASB decided to limit the scope to legal obligations and the liability will be recorded at fair value. The effect of adoption of this standard on the Company's results of operations and financial positions is being evaluated.

          In  August  2001,  the  FASB  issued SFAS No. 144, "Accounting for the
          Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." The Company adopted SFAS No. 144 on April 1, 2002. The effect of adoption of this standard on the Company's results of operations and financial position is not expected to be material.

          In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company will adopt SFAS No. 146 on January 1, 2003. The effect of adoption of this standard on the Company's results of operations and financial position is being evaluated.

          FASB has also issued SFAS No. 145 and 147 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.


3.   License

     The Company's asset is a license to market vitamins, minerals, nutritional supplements and other health and fitness products through the Grantor's Web Site. The Company desires to market these products to medical practitioners, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness practitioners, school and other fund raising programs and other similar types of customers in Minnesota. The license was acquired on April 13, 2000 and renewed on August 15, 2002 for a term of three years. The Company must pay an annual fee of $500 for maintenance of the Grantor's Web Site commencing with the year ended April 13, 2002. The Grantor waived the annual fee due on April 13, 2001. The Grantor of the license retains 50% of the profits.

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


4.   Related  Party  Transaction

     The License referred to in Note 3 was assigned to the Company by the former sole director and former President of the Company for consideration of the assumption of a note payable of $35,000 to Vitamineralherb.com. The License was recorded at the transferor's cost of $35,000, which was also fair market value at the time. The Grantor of the License is not related to the Company. On December 12, 2000, on behalf of the Company, the former President of the Company repaid the note payable to Vitamineralherb.com for which the Company issued a note payable of $35,000 to the former President of the Company. The $35,000 note payable to the former President of the Company was unsecured, non-interest bearing and was repayable by December 31, 2010. On July 12, 2002, the former President of the Company forgave the note payable and released the Company from all obligations. Due to his relationship to the Company as the principal stockholder at the time of forgiveness, the forgiveness of this debt has been treated as contributed capital, in accordance with the provisions of Staff Accounting Bulletin Topic 5T.


5.   Common Stock

     (a) The Company's Board of Directors approved a six for one forward split with a record date of August 31, 2001.

     (b) During the fiscal period ended October 31, 2002, pursuant to a private placement, the Company issued 250,000 common shares at $1.00 per share for total cash consideration of $250,000.


Item  2.  Management's Discussion and Analysis or Plan of Operation
-------------------------------------------------------------------

The following discussion and analysis of FAR Group's financial condition and results of operations should be read in conjunction with the accompanying financial statements and notes and the other financial information appearing elsewhere in this report. This Report contains statements that may contain forward-looking statements, concerning the Company's future operations and planned future acquisitions and other matters and the Company intends that such forward-looking statements be subject to the safe harbors for such statements. Any statements that involve discussions with respect to predictions, expectations, belief, plans, projections, objectives, assumptions or future events or performances (often, but not always, using phrases such as "expects", or "does not expect", "is expected", "anticipates" or "does not anticipate", "plans", "estimates", or "intends", or stating that certain actions, events or results "may", "could", or "might" or "will" be taken to occur or be achieved are not statements of historical fact and may be "forward looking statements".

The Company cautions readers not to place undue reliance on any such forward-looking statements which speak only as of the date made. Such forward-looking statements are based on the beliefs and estimates of the Company's management as well as on assumptions made by and information currently available to the Company at the time such statements were made. Forward-looking statements are subject to a variety of risks and uncertainties which could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation, the failure to obtain adequate financing on a timely basis and other risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements, either as a result of the matters set forth or incorporated in this Report generally and certain economic and business factors, some of which may be beyond the control of the Company.

CRITICAL  ACCOUNTING  POLICIES
------------------------------

The Company's discussions and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources are based upon the Company's financial statements, which have been prepared in accordance with US GAAP. The preparation of these financial statements requires the Company to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgements, particularly those related to the determination of the impairment of its intangible assets.

PLAN  OF  OPERATION
-------------------

During the period from March 24 2000 through October 31, 2002, FAR Group has engaged in no significant operations other than organizational activities, acquisition of the rights to market Vitamineralherb, preparation for registration of its securities under the Securities Act of 1933, as amended, preparation of a supplementary business plan and completing a private placement to fund this secondary division. No revenues were received by FAR Group during this period.

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

During the period just ended, the Company extended its license with Vitamineralherb.com for an additional three years to market vitamins, minerals, nutritional supplements and other health and fitness products in Minnesota through the Vitamineralherb.com web site. The license is now valid until April 2006 subject to the payment of the annual fees.

FAR Group's business plan in connection with the license to sell products through the Vitamineralherb.com web site was to determine the feasibility of selling products to targeted markets. In order to determine the feasibility of its business plan, FAR Group plans for the next six months, to conduct research into these various potential target markets. Should FAR Group determine that the exploitation of the license is feasible, it will engage salespeople to market the products. Based primarily on discussions with the licensor, FAR Group believes that during its first operational quarter, it will need a capital infusion of approximately $85,000 to achieve a sustainable sales level where ongoing operations can be funded out of revenues. This capital infusion is intended to cover costs of advertising, hiring and paying two salespeople, and administrative expenses. In addition, FAR Group will need approximately $260,000 in the event it determines that its market will not pay in advance and it will have to extend credit. FAR Group will have to obtain additional financing through an offering or capital contributions by current shareholders. The implementation of FAR Group's initial plans were delayed as Vitamineralherb.com re-worked its web site rendering it non-operational for a period of time. In addition, Vitamineralherb changed its primary supplier of products again delaying FAR Group's ability to initiate its business plan.

In addition to its Vitamineralherb business development, during the previous quarter ended July 31, 2002, FAR Group initiated the development of a marketing strategy to offer consumers high quality, competitive priced personal care products through a kiosk-based ordering system with additional website, mail-in and phone orders. Once developed, the Company intends to use the kiosk-based marketing strategy as another distribution network for both its Vitamineralherb products and the products of Health Anti-Aging Lifestyle Options, Inc. ("HALO"). Upon completion of the development of its kiosk based marketing system, the Company intends to enter into a marketing partnership with HALO to sell HALO's health and wellness products. There can be no assurances that the Company will be successful in developing its kiosk based marketing system or that it will be able to secure products for distribution through this system.

The implementation of this development has been delayed to enable FAR to secure additional products for distribution as HALO has ceased to sell the products that they were previously marketing and is now seeking new products to represent.

The company had total general and administrative expenses of $25,400 in the 2nd Quarter 2002, compared to $17,712 in the 2nd quarter 2001, an increase of $7,688. The increase was primarily due to additional legal and administrative costs relating to the private placement with HALO. The company also incurred an additional cost of $5,000 relating to the preparation of the kiosk-based marketing strategy business plan.

For the remainder of the current fiscal year ending April 30, 2003, FAR Group anticipates incurring a loss as a result of expenses associated with setting up a company structure to begin implementing its business plans. FAR Group anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

FAR Group remains in the development stage. FAR Group's balance sheet as of October 31, 2002 reflects total assets of $ 218,425 comprising of all cash. The Company had total liabilities of $23,480 of which $22,000 represented advances from a shareholder to cover the Company's operating expenses in the past. The Company has incurred a loss of $ 25,400 for the fiscal period to date and a total loss of $116,055 from inception. During the quarter ended October 31, 2002, the Company did not issue any of common stock. During the previous quarter, the Company issued 250,000 common shares to HALO on a private placement basis for proceeds of $250,000. The proceeds from this private placement are intended for general working capital in connection with the development of its kiosk based marketing system and none of the proceeds are intended to be used towards the Vitamineralherb segment of the Company's business.

Liquidity
---------

The Company had cash on hand of $ 218,425 as at October 31, 2002 and working capital of $194,945 as compared to cash on hand of $4,645 and a negative working capital of $64,655 as at April 30, 2002. The change in working capital and cash was due primarily to the private placement of 250,000 common shares completed in July 2002. The Company believes that it has sufficient funds to meet its administrative operating obligations for the next twelve months however, the Company has allocated a significant portion of the cash on hand to working capital for the development of the kiosk marketing system and related administrative costs.

FAR Group will need additional capital to carry out all of its obligations and business strategies. The Company intends to raise any additional capital required to fund its financing needs by issuance of debt and equity. The Company's management has been exploring a number of other options to meet the Company's obligations and future capital requirements, including the possibility of equity offering, debt financing, and business combination. There can be no assurance financing will be available or accessible on reasonable terms.

FAR Group may engage in a combination with another business. FAR Group has engaged in discussions concerning potential business combinations, but has not entered into any agreement for such a combination.

FAR Group's failure to generate revenues and conduct operations since its inception raise substantial doubt about FAR Group's ability to continue as a going concern. FAR Group will require substantial working capital, and currently has inadequate capital to fund all of its business strategies. FAR Group may be unable to raise the funds necessary for implementing all of its business strategies, which could severely limit its operations.

Item  3.  Controls  and  Procedures
-----------------------------------

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within 90 days prior to the date of this report, the Company's management carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the

Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the quarter ended October 31, 2002.

There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.


PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings.

          None;  not  applicable.

Item  2.  Changes  in  Securities.

          None

Item  3.  Defaults  Upon  Senior  Securities.

          None;  not  applicable.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.

          None

Item  5.  Other  Information.

          None

Item  6.  Exhibits  and  Reports  on  Form  8-K.

          (a)  Exhibits

               99.1 Section 906 Certification of Chief Executive Officer and Chief Financial Officer

          (b)  Reports  on  Form  8-K

               None

          DOCUMENTS  INCORPORATED  BY  REFERENCE

          None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               FAR GROUP INC.



Date:    December 3, 2002                      By:  /s/  Jim Glavas
       --------------------                         ----------------------------
                                                    Jim Glavas
                                                    President, CEO, CFO and
                                                    Director



Date:    December 3, 2002                      By:  /s/  Aaron Kirsten
       --------------------                         ----------------------------
                                                    Aaron Kirsten
                                                    Director




Date:    December 3, 2002                      By:  /s/  Larry Bishop
       --------------------                         ----------------------------
                                                    Larry Bishop
                                                    Director



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:




Date:    December 3, 2002                      By:  /s/  Jim Glavas
       --------------------                         ----------------------------
                                                    Jim Glavas
                                                    President, CEO, CFO and
                                                    Director



Date:    December 3, 2002                      By:  /s/  Aaron Kirsten
       --------------------                         ----------------------------
                                                    Aaron Kirsten
                                                    Director




Date:    December 3, 2002                      By:  /s/  Larry Bishop
       --------------------                         ----------------------------
                                                    Larry Bishop
                                                    Director

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Jim Glavas, Chief Executive Officer and Chief Financial Officer of FAR Group Inc., certify that:

     1.     I  have  reviewed  this Quarterly Report on Form 10-QSB of FAR Group
Inc.;

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and I have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 3, 2002      Signature:  /s/  Jim Glavas
     --------------------              -----------------------------------------
                                       Jim  Glavas
                                       Chief Executive Officer / Chief Financial
                                       Officer