Form 10QSB
period 2003-01-31
FAR GROUP INC
filed 2003-03-06
CIK 1112425

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended January 31, 2003
                                    ----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

                          Commission File No. 000-32089
                                              ---------

                                 FAR GROUP INC.
                          ------------------------------
           (Name of Small Business Issuer as specified in its Charter)

Washington                                                            91-2023071
----------                                                            ----------
(State or Other Jurisdiction of                                  I.R.S. Employer
incorporation or organization)                                Identification No)

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

                                       N/A
          -------------------------------------------------------------
          (Former Name or Former Address, if changed since last Report)

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

                                February 19, 2003

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

FAR Group, Inc.
(A Development Stage Company)
Interim Balance Sheet

                                                                                 January
                                                                                   31,        April 30,
                                                                                   2003         2002
                                                                                    $             $
                                                                               (unaudited)    (audited)
ASSETS

Current Assets

Cash                                                                               215,966        4,645
--------------------------------------------------------------------------------------------------------
Total Assets                                                                       215,966        4,645
========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable                                                                    23,566       33,750
Accrued liabilities                                                                    500          550
Note payable (Note 4)                                                                    -       35,000
--------------------------------------------------------------------------------------------------------
Total Liabilities                                                                   24,066       69,300
--------------------------------------------------------------------------------------------------------

Contingency (Note 1)

Stockholders' Equity

Common Stock: $0.0001 par value; authorized 100,000,000 common shares;
15,850,000 and 15,600,000 shares issued and outstanding respectively (Note 5)        1,585        1,560

Additional Paid-in Capital                                                         309,415       24,440
--------------------------------------------------------------------------------------------------------
                                                                                   311,000       26,000
--------------------------------------------------------------------------------------------------------
Preferred Stock: $.0001 par value; authorized 20,000,000 preferred shares;
none issued
--------------------------------------------------------------------------------------------------------
Deficit Accumulated During the Development Stage                                  (119,101)     (90,655)
--------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                         191,899      (64,655)
--------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                         215,966        4,645
========================================================================================================

(See Accompanying Notes to the Interim Financial Statements)

FAR Group, Inc.
(A Development Stage Company)
Interim Statements of Operations
(unaudited)


                                         Accumulated
                                            From
                                       March 24, 2000                 Three Months Ended                   Nine Months Ended
                                     (Date of Inception)       January 31,           January 31,       January 31,    January 31,
                                     to January 31, 2003           2003                 2002              2003           2002
                                              $                     $                     $                 $              $
Revenue                                                 -
----------------------------------------------------------------------------------------------------------------------------------

Expenses

Accounting and legal                              54,865                 2,600               (1,035)        20,281         13,277
Business development                               5,000                     -                    -          5,000              -
Consulting fees                                   15,000                     -                7,500              -         10,000
License written-off                               35,000                     -                    -              -              -
Office                                             2,898                   107                  (36)         1,381            273
Transfer agent and filing fees                     6,338                   339                  246          1,784          1,872
----------------------------------------------------------------------------------------------------------------------------------
Net loss                                        (119,101)               (3,046)              (6,675)       (28,446)       (24,387)
==================================================================================================================================
Net Loss Per Share                                                           -                    -              -              -
==================================================================================================================================
Weighted Average Number of Shares
Outstanding (stock split applied
retroactively)                                                      15,850,000           15,600,000     15,737,000     15,600,000
==================================================================================================================================

(Diluted loss per share has not been presented as the result is anti-dilutive)


(See Accompanying Notes to the Interim Financial Statements)

FAR Group, Inc.
(A development Stage Company)
Interim Statements of Cash Flows
(unaudited)


                                                                          Nine Months Ended
                                                                     January 31,       January 31,
                                                                        2003              2002
                                                                          $                 $
Cash Flows From Operating Activities

Net loss                                                                    (28,446)       (24,387)

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities                                    (10,233)        27,675
---------------------------------------------------------------------------------------------------
Net Cash Used by Operating Activities                                       (38,679)         3,288
---------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities

Common shares issued                                                        250,000              -
---------------------------------------------------------------------------------------------------
Increase In Cash                                                            211,321          3,288

Cash - Beginning of Period                                                    4,645          2,361
---------------------------------------------------------------------------------------------------
Cash - End of Period                                                        215,966          5,649
===================================================================================================

Non-Cash Financing Activities

A $35,000 note payable was assumed by the Company for the
acquisition of a License from a director which was forgiven on
July 12, 2002 (Notes 3 and 4)                                                     -              -
===================================================================================================

Supplemental Disclosures

Interest paid                                                                     -              -
Income tax paid                                                                   -              -

(See Accompanying Notes to the Interim Financial Statements)

FAR Group, Inc.
A Development Stage Company)
Notes to the Interim Financial Statements
January 31, 2003
(unaudited)

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

          In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The transition provisions do not currently have an impact on the Company's financial position and results of operations as the Company has not elected to adopt SFAS No. 123's fair value based method of accounting for stock-based employee compensation. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The Company will adopt SFAS No. 148 on February 1, 2003. The effect of adoption of this standard on the Company's results of operations and financial position is not expected to be material as the Company does not have a stock option plan.


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

     (b) During the fiscal period ended January 31, 2003, pursuant to a private placement, the Company issued 250,000 common shares at $1.00 per share for total cash consideration of $250,000.


Item 2. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

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

PLAN  OF  OPERATION
-------------------

During the period from March 24 2000 through January 31, 2003, FAR Group has engaged in no significant operations other than organizational activities, acquisition of the rights to market Vitamineralherb, preparation for registration of its securities under the Securities Act of 1933, as amended, preparation of a supplementary business plan and completing a private placement to fund this secondary division. No revenues were received by FAR Group during this period.

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

During the fiscal period, the Company extended its license with Vitamineralherb.com for an additional three years to market vitamins, minerals, nutritional supplements and other health and fitness products in Minnesota through the Vitamineralherb.com web site. The license is now valid until April 2006 subject to the payment of the annual fees.

FAR Group's business plan in connection with the license to sell products through the Vitamineralherb.com web site was to determine the feasibility of selling products to targeted markets. In order to determine the feasibility of its business plan, FAR Group plans for the next six months, to conduct research into these various potential target markets. Should FAR Group determine that the exploitation of the license is feasible, it will engage salespeople to market the products. Based primarily on discussions with the licensor, FAR Group believes that during its first operational quarter, it will need a capital infusion of approximately $85,000 to achieve a sustainable sales level where ongoing operations can be funded out of revenues. This capital infusion is intended to cover costs of advertising, hiring and paying two salespeople, and administrative expenses. In addition, FAR Group will need approximately $260,000 in the event it determines that its market will not pay in advance and it will have to extend credit. FAR Group will have to obtain additional financing through an offering or capital contributions by current shareholders. The implementation of FAR Group's initial plans was delayed as Vitamineralherb.com re-worked its web site rendering it non-operational for a period of time. In addition, Vitamineralherb changed its primary supplier of products again delaying FAR Group's ability to initiate its business plan. The Company's ability to implement its initial plans continues to be delayed as Vitamineralherb continues to modify its web site and to find a replacement supplier for its vitamin and mineral products to offer to its licensees.

In addition to its Vitamineralherb business development, during the fiscal period ended January 31, 2003, FAR Group initiated the development of a marketing strategy to offer consumers high quality, competitive priced personal care products through a kiosk-based ordering system with additional website, mail-in and phone orders. Once developed, the Company intends to use the kiosk-based marketing strategy as another distribution network for both its Vitamineralherb products and the products of Health Anti-Aging Lifestyle Options, Inc. ("HALO"). Upon completion of the development of its kiosk based marketing system, the Company intends to enter into a marketing partnership with HALO to sell HALO's health and wellness products. There can be no assurances that the Company will be successful in developing its kiosk based marketing system or that it will be able to secure products for distribution through this system. The implementation of this development has been delayed to enable FAR to secure additional products for distribution as HALO has ceased to sell the products that they were previously marketing and is now seeking new products to represent.

The company had total general and administrative expenses of $28,446 for the nine month period ended January 31, 2003 as compared to $24,387 during the same period ended January 31, 2002, an increase of $4,059. The increase was primarily due to additional legal and administrative costs relating to the private placement with HALO. The company also incurred an additional cost of $5,000 relating to the preparation of the kiosk-based marketing strategy business plan.

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

FAR Group remains in the development stage. FAR Group's balance sheet as of January 31, 2003 reflects total assets of $ 215,966 comprising of all cash. The Company had total liabilities of $24,066 of which $22,000 represented advances from a shareholder to cover the Company's operating expenses in the past. The Company has incurred a loss of $ 28,446 for the fiscal period to date and a total loss of $119,101 from inception. During the quarter ended January 31, 2003, the Company did not issue any of common stock. During the current fiscal year, the Company issued 250,000 common shares to HALO on a private placement basis for proceeds of $250,000. The proceeds from this private placement are intended for general working capital in connection with the development of its kiosk based marketing system and none of the proceeds are intended to be used towards the Vitamineralherb segment of the Company's business.

Liquidity
---------

The Company had cash on hand of $ 215,966 as at January 31, 2003 and working capital of $191,900 as compared to cash on hand of $4,645 and a negative working capital of $64,655 as at April 30, 2002. The change in working capital and cash was due primarily to the private placement of 250,000 common shares completed in July 2002. The Company believes that it has sufficient funds to meet its administrative operating obligations for the next twelve months however, the Company has allocated a significant portion of the cash on hand to working capital for the development of the kiosk marketing system and related administrative costs.

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

Item 3. Controls and Procedures
-------------------------------

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

Within 90 days prior to the date of this report, the Company's management carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the quarter ended January 31, 2003.

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

          (a)  Exhibits
None


          (b)  Reports  on  Form  8-K

               None

          DOCUMENTS  INCORPORATED  BY  REFERENCE

          None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               FAR  GROUP  INC.



Date: February 25 , 2003                       By:
      ------------------                             ---------------------------
                                                      Jim  Glavas
                                                      President, CEO, CFO and
                                                      Director



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:




Date: February 25 , 2003                       By:    /s/ Jim Glavas
      ------------------                             ---------------------------
                                                      Jim  Glavas
                                                      President, CEO, CFO and
                                                      Director




Date: February 25 , 2003                       By:    /s/ Aaron Kirsten
      ------------------                             ---------------------------
                                                      Aaron  Kirsten
                                                      Director




Date: February 25 , 2003                       By:    /s/ Larry Bishop
      ------------------                             ---------------------------
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

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  February 25 , 2003                   Signature:  /s/ Jim Glavas
        ------------------                             -------------------------
                                                       Jim  Glavas
                                                       Chief Executive Officer /
                                                       Chief Financial Officer

Attachment

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the quarterly report of FAR Group Inc. (the "Company") on Form 10-QSB for the period ended January 31, 2003 as filed with the Securities and Exchange Commission on the date here of (the "Report"), I, Jim Glavas, CEO, CFO and President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of our belief and knowledge:

          (1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Dated:  February 25, 2003                          /s/  Jim  Glavas
        -----------------                          -----------------------------
                                                   Jim  Glavas
                                                   CEO, CFO and President