Form 10KSB
period 2003-04-30
NORTH AMERICAN NATURAL GAS INC
filed 2003-07-09
CIK 1112425

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.   20549

----------------------------------------------------------------------
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE FISCAL YEAR ENDED - APRIL 30, 2003
-----  ---------------------------------------------------------------
OR
-----  ---------------------------------------------------------------
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM
-----  ---------------------------------------------------------------

                        COMMISSION FILE NUMBER 000-32089

                        NORTH AMERICAN NATURAL GAS, INC.
             (Exact name of registrant as specified in its charter)

WASHINGTON                                          91-2023071
(State or other jurisdiction of                     (Employer
incorporation or organization)                      Identification  No.)

                        NORTH AMERICAN NATURAL GAS, INC.
                          580 HORNBY STREET, SUITE 210
                           VANCOUVER, BRITISH COLUMBIA
                                 CANADA  V6C 3B6
          (Address of principal executive offices, including zip code.)

                                 (604) 687-6991
              (Registrant's telephone number, including area code)

                                 FAR GROUP, INC.
           1286 HOMER STREET, 4TH, FLOOR, VANCOUVER, BC CANADA V6B 2Y5
          (Former Name or Former Address, if changed since last Report)

Securities registered pursuant to Section 12(b) of the Act:       NONE

Securities registered pursuant to Section 12(g) of the Act:       COMMON STOCK

Indicate by check mark whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  [ x ]   NO  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form

10-KSB.  [   ]

Registrant's revenues for its most recent fiscal year:
     Nil

Indicate by check mark whether the Issuer is an accelerated filed (as defined in Rule 12b-2 of the Act).
YES  [   ]   NO  [ X ]

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within the past 60 days.

June 23, 2003 - There are approximately 7,500,000 shares of voting common stock of the Company held by non-affiliates. The aggregate market value of the voting common stock held by non-affiliates on June 23, 2003, computed at which the stock was sold, was $75,000, assuming solely for the purposes of this calculation that the directors and executive officers of the issuer are "affiliates". This determination of affiliate status is not necessarily a conclusive determination for other purposes.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS.
     Not Applicable.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: June 23, 2003 - 19,812,500 shares of Common Stock

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Item 14 of this Report

Transitional Small Business Issuer Format
     YES  [ X ]   NO  [   ]

                                     PART I

ITEM 1.     BUSINESS

THE COMPANY

     North American Natural Gas, Inc., formerly FAR Group Inc., or the "Company", was incorporated under the laws of the State of Washington on March 24, 2000. To date, the Company's only activities have been organizational, directed at acquiring its principal asset, raising its initial capital and developing its business plan. The Company has not commenced commercial operations. The Company has no full time employees and owns no real estate.

During the fourth quarter of fiscal 2003, the Company changed its name to North American Natural Gas, Inc. as it had anticipated that it would undertake a new business purpose in the oil and gas exploration industry. The Company entered into agreements to purchase interests in two oil and gas exploration opportunities subject to raising a minimum of US$11,000,000 in a private offering. The Company was unsuccessful in its efforts to raise the minimum amount and all funds received were subsequently returned to the original subscribers. All agreements were terminated.

In contemplation of the proposed new business purpose in the oil and gas exploration industry, on March 14, 2003, Jim Glavas, a director of the Company, acquired an aggregate 9,780,000 shares of common stock of the Company from 22 existing shareholders of the Company none of whom own greater than five percent of the common stock of the Company. Mr. Glavas now beneficially owns, directly and indirectly, 12,312,500 (9,850,000 pre-split) shares of common stock or 62.15% of voting securities of the Company.


BACKGROUND

     On April 13, 2000, the Company acquired a License Agreement with Vitamineralherb.com from its sole director and President in consideration of the assumption of a note payable of $35,000. The note was subsequently forgiven. The License Agreement grants an exclusive right to distribute Vitamineralherb.com products to health and fitness professionals in Minnesota via the Internet. The License was for an initial three-year period and was renewed in 2003 for an additional three-year term. The license is now valid until April 2006 subject to the payment of the annual fees.

     Vitmineralherb.com has agreed to provide certain business administrative services to the Company, including product development, store inventory, website creation and maintenance, establishment of banking liaisons, and development and maintenance of an order fulfillment system, thereby enabling the Company to focus strictly on marketing and sales.

     The Company (and its customers) will have access to all products offered on the Vitamineralherb.com website, as well as the ability to order custom-formulated and custom-labeled products. The website is maintained by Vitamineralherb.com, and each licensee pays an annual website maintenance fee of $500. All financial transactions are handled by Vitamineralherb.com's Internet clearing bank.

IMPLEMENTATION OF BUSINESS PLAN

     The Company's business plan is to determine the feasibility of selling Viamineralherb.com products to targeted markets. Should the Company determine that its business plan is feasible, it intends to employ salespeople to call on medical professionals, alternative health professional, martial arts studios and instructors, sports and fitness trainers, other health and fitness professionals, school and other fund raising programs and other similar types of customers to interest these professionals in selling to their clients, high-quality, low-cost vitamins, minerals, nutritional supplements, and other health and fitness products. These professionals would sell the products to their clients via the Internet. The Company plans to implement its business plan by meeting the following milestones:

     Milestone 1 - Market Survey: In order to determine the feasibility of its business plan, the Company must conduct research into the various potential target markets. The market analysis research will likely consist of a telephone survey to 100-200 potential clients, focusing on three or four of the core target markets, such as chiropractors, health clubs and alternative medicine practitioners. The survey would likely contain questions that would determine the marketing approach and acceptability of specific products.

     Milestone 2 - Hire Salespeople: Should the Company determine that the exploitation of the license is feasible, it will then have to engage salespeople to market the products. The Company expects that it may hire two salespeople during its first year of operation. The hiring process would include running advertisements in the local newspaper and conducting interviews. It is anticipated that hiring the salespeople may take four to eight weeks. The cost of hiring the salespeople, not including compensation, is estimated at $20,000.

     Milestone 3 - Establish an Office: The Company would then have to establish an office or offices for the sales force in the appropriate market or markets. This would include an office, equipment such as computers and telephones, and sample inventory for the salespeople. It is anticipated that it would take eight to twelve weeks to locate acceptable office space and select and purchase equipment. The expense of office rental, equipment and inventory samples is estimated to be $45,000 per year.

     Milestone 4 - Development of Advertising Campaign: The next step would be to develop an advertising campaign, including a list of prospects based on potential clients identified in the market survey, and designing and printing sales materials. It is anticipated that it would take approximately six to ten weeks to develop the advertising campaign, although, depending on the availability of resources, the Company will attempt to develop its advertising campaign concurrently with establishing an office. The cost of developing the campaign is estimated at approximately $12,000 per year.

     Milestone 5 - Implementation of Advertising Campaign/Sales Calls:
Implementation of the advertising campaign would begin with mailing the sales materials to the identified list of prospects. Approximately two to four weeks thereafter, the salespeople would begin telephone follow-ups and scheduling of sales calls. Although it will be necessary to make sales calls throughout the life of the company, it is estimated that the first round of sales calls will take approximately eight to twelve weeks to complete. The cost of salary and expenses for two salespeople is estimated at $248,000 per year.

     Milestone 6 - Achieve Revenues: It is difficult to quantify how long it will take to convert a sales call into actual sales and revenues. The Company will not begin receiving orders until its sales force is able to convince potential clients to begin offering such products to their customers, or to convert from an existing supplier. The Company hopes that clients would begin placing orders within weeks of a sales call, but it may take several months before people begin to purchase products. Moreover, customers may not be willing to pay for products at the time they order, and may insist on buying on account, which delay receipt of revenues another month or two.

     The Company will have to obtain additional financing through an offering or through capital contributions by current shareholders. No commitments to provide additional funds have been made by management or shareholders. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all.

COMPETITIVE FACTORS

     The electronic commerce industry is rapidly evolving and intensely competitive and the Company expects competition to intensify in the future. Barriers to entry are minimal and current and new competitors can launch sites at relatively low costs. In addition, the vitamin, supplement, mineral and alternative health product market is very competitive and highly fragmented, with no clear dominant leader and increasing public and commercial attention. Many of the Company's potential competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than the Company. In addition, an online retailer may be acquired by, receive investments from, or enter into other commercial relationships with larger, well-established and well financed companies as use of the Internet and other electronic services increases. Competitors have and may continue to adopt aggressive pricing or inventory availability policies and devote substantially more resources to website and systems development than the Company. Increased competition may result in reduced operating margins and loss of market share.



REGULATIONS

     We are not currently subject to direct federal, state or local regulation other than regulations applicable to businesses generally or directly applicable to electronic commerce. However, the Internet is increasingly popular. As a result, it is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. Several states have proposed legislation to limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third parties. North American Natural Gas Inc. will not provide personal information regarding our users to third parties. However, the adoption of such consumer protection laws could create uncertainty in Web usage and reduce the demand for the Company's products.

     The Company is not certain how business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters. The vast majority of such laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address such issues could create uncertainty in the Internet market place. Such uncertainty could reduce demand for services or increase the cost of doing business as a result of litigation costs or increased service delivery costs.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

     North American Natural Gas, Inc. is a development stage company and currently has no employees. The Company is currently managed by Jim Glavas, the Company's President and the Board of Directors. The Company hires consultants, attorneys and accountants as necessary and does not plan to engage any full-time employees in the near future. The Company presently does not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, it may adopt plans in the future.

AVAILABLE INFORMATION AND REPORTS TO SECURITIES HOLDERS

     North American Natural Gas, Inc. is subject to the information and periodic reporting requirements of the Securities Exchange Act and, accordingly, will file periodic reports, proxy statements and other information with the Securities and Exchange Commission. Such periodic reports, proxy statements and other information will be available for inspection and copying at the Commission's public reference room and the website of Commission's Public Reference Room located at 450 Fifth Street N.W., Washington D.C. 20549. Please call the

Commission at 1-800-SEC-0330 for further information about the public reference rooms. The Company's filings with the Commission are also available to the public from the Commission's website at http://www.sec.gov.

ITEM 2.     PROPERTIES.

     The Company currently maintains limited office space occupied by Coreena Hansen, the Company's Secretary for which it pays no rent. Its address is Suite 210-580 Hornby Street, Vancouver, British Columbia, Canada. The Company does not believe that it will need to obtain additional office space at any time in the foreseeable future until its business plan is more fully implemented.

ITEM 3.     LEGAL PROCEEDINGS.

     The Company is not a party to any pending litigation and none is contemplated or threatened.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to the shareholders during the fourth quarter of fiscal 2003.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.

     There is no "established trading market" for shares of the Company's common stock. As of June 23, 2003, the Company's common stock was quoted over-the-counter on the Bulletin Board operated by the National Association of Securities Dealers, Inc., under the symbol "NAGA". No assurance can be given that any "established trading market" for the Company's common stock will develop or be maintained.

     The range of high and low closing trades for the Company's common stock during each quarter of the fiscal years ended April 30, 2003 and 2002 is shown below. Prices are inter-dealer quotations, without retail mark-up, mark-down, or commissions and may not represent actual transactions.

                                STOCK QUOTATIONS

--------------------------  ------------------------------  ---------
Quarter ended:              High Trade                      Low Trade
--------------------------  ------------------------------  ---------

--------------------------  ------------------------------  ---------
July 31, 2001                     0.00                           0.00
--------------------------  ------------------------------  ---------
October 31, 2001                  0.00                           0.00
--------------------------  ------------------------------  ---------
January 31, 2002                  0.00                           0.00
--------------------------  ------------------------------  ---------
April 30, 2002                    0.00                           0.00
--------------------------  ------------------------------  ---------
July 31, 2002                     0.47                           0.00
--------------------------  ------------------------------  ---------
October 31, 2002                  0.67                           0.59
--------------------------  ------------------------------  ---------
January 31, 2003                  0.72                           0.72
--------------------------  ------------------------------  ---------
April 30, 2003                    1.55                           0.94
--------------------------  ------------------------------  ---------

-    The above represents the average high/low trade for the applicable quarter.
- The above takes into account the Company's stock completed a 5:4 stock split in March 2003

     There are no plans, proposals, arrangements or understandings with any person with regards to the development of a trading market in any of our securities.

HOLDERS

     As at June 23, 2003 the Company had 39 shareholders of record of common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known to the Company.

DIVIDENDS

     On March 4, 2003, the Company's Board of Directors declared a stock dividend of one additional share for every four shares held. The Record Date for the stock dividend was March 17, 2003. On March 26, 2003, the Company issued the dividend shares to its shareholders. Prior to the stock dividend there were 15,850,000 shares of common stock outstanding. After the stock dividend was paid there were 19,812,500 shares of common stock outstanding.

     North American Natural Gas, Inc. has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends in its common stock, except that dividends may not be paid to render it insolvent. Dividend policy will be based on the Company's cash resources and needs and it is anticipated that all available cash will be needed for its operations in the foreseeable future.

SEC RULE 15G

     Our Company's shares are covered by Rule 15g of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

     Section 15(g) of the Exchange Act also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one-page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

RECENT SALES OF UNREGISTERED SECURITIES

     On July 22, 2002, the Company issued 312,500 (250,000 pre-split) shares of "unregistered" and "restricted" shares of its common stock to Health Anti-Aging Lifestyle Options, Inc. ("HALO") pursuant to a private placement financing of $250,000 to be used in developing a kiosk marketing system. The Company had intended to enter into a marketing partnership with HALO to sell HALO's products once the kiosk marketing system was in place. The Company believes that the offer and sale of these securities was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Rule 506 of Regulation D of the Securities and Exchange Commission and from various similar state exemptions.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Some discussions in this report may contain forward-looking statements that involve risks and uncertainties. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Such factors include, those discussed in "Risk Factors", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business", as well as those discussed elsewhere in this report. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events.

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this Report.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     North American Natural Gas, Inc. is in the development stage. In a development stage company, management devotes most of its activities in developing a market for its products. Planned principal activities have not yet begun.

     In the audited financial statements for the fiscal year ended April 30, 2003, the Company's auditors had issued a going concern opinion. This means that the auditors believed there is doubt that the Company can continue as an on-going business unless it obtain additional capital to maintain its existence and to commence its operations.

     As at April 30, 2003, the Company had net cash of $103,255 and accounts payable and accrued liabilities of $19,578. We do not know how long the money will last, however, we do believe it will last twelve months.

PLAN OF OPERATIONS

     During the period from March 24, 2000 through April 30, 2003, the Company has engaged in no significant operations other than organizational activities, acquisition of the rights to market Vitamineralherb.com, preparation for registration of its securities under the Securities Act of 1933, as amended, preparation of a supplementary business plan and completing a private placement to fund this secondary division. No revenues were received by the Company during this period.

     During the fourth quarter of fiscal 2003, the Company changed its name to North American Natural Gas, Inc. as it had anticipated that it would undertake a new business purpose in the oil and gas exploration industry. The Company entered into agreements to purchase interests in two oil and gas exploration opportunities subject to raising a minimum of US$11,000,000 in a private offering. The Company was unsuccessful in its efforts to raise the minimum amount and all funds received were subsequently returned to the original subscribers. All agreements were terminated. The Company spent $85,683 during the year in connection with the failed financing efforts.

     Subsequent to the end of the year, after the Company was unsuccessful in its efforts to raise the required capital to change its business purpose, it reverted back to the original business to determine the feasibility of marketing the Vitamineralherb.com products in various markets, and, if the products prove to be in demand, begin marketing and selling Vitamineralherb.com products.

     During the year just ended, the Company extended its license with Vitamineralherb.com for an additional three years to market vitamins, minerals, nutritional supplements and other health and fitness products in Minnesota through the Vitamineralherb.com web site. The license is now valid until April 2006 subject to the payment of the annual fees.

     The Company's business plan in connection with the license to sell products through the Vitamineralherb.com web site was to determine the feasibility of selling products to targeted markets. In order to determine the feasibility of its business plan, the Company plans to conduct research into these various potential target markets. Should the Company determine that the exploitation of the license is feasible, it will engage salespeople to market the products. Based primarily on discussions with the licensor, the Company believes that during its first operational quarter, it will need a capital infusion of approximately $85,000 to achieve a sustainable sales level where ongoing operations can be funded out of revenues. This capital infusion is intended to cover costs of advertising, hiring and paying two salespeople and administrative expenses. In addition, the Company will need approximately $260,000 in the event it determines that its market will not pay in advance and it will have to extend credit. The Company will have to obtain additional financing through an offering or capital contributions by current shareholders. There can be no assurance that additional financing will be available on terms acceptable to the Company, or at all.

     The implementation of the Company's initial plans was delayed as Vitamineralherb.com re-worked its web site rendering it non-operational for a period of time. In addition, Vitamineralherb.com changed its primary supplier of products again delaying the Company's ability to initiate its business plan. The Company then looked at changing its business purpose to the oil and gas industry thus further delaying the implementation of the initial plans to determine the feasibility of selling the Vitamineralherb.com products. The Company's efforts to implement its initial business plan continues to be delayed as Vitamineralherb.com continues to modify its web site and to find a replacement supplier for its vitamin and mineral products to offer to its licensees.

     In addition to its Vitamineralherb.com business development, during the quarter ended January 31, 2003, the Company initiated the development of a marketing strategy to offer consumers high quality, competitively priced personal care products through a kiosk-based ordering system with additional web sites, mail-in and phone orders. Once developed, the Company had intended to use the kiosk-based marketing strategy as another distribution network for both its Vitamineralherb.com products and the products of Health Anti-Aging Lifestyle Options, Inc. ("HALO"). On March 31, 2003, the Company was informed that HALO had ceased its operations in the health related industry and was no longer going to be selling any type of products.

RESULTS OF OPERATIONS

FROM INCEPTION ON MARCH 24, 2000 TO APRIL 30, 2003

     The Company remains in the development stage. The balance sheet as of April 30, 2003 reflects net cash of $103,255 against total liabilities of $19,578. The Company has incurred a loss of $135,183 for the fiscal year to date and a total loss of $225,838 from inception.

     The Company spent $85,683 in connection with the failed efforts to raise the $11,000,000 for the acquisition of the oil and gas properties.

     The Company spent $25,331 in accounting and legal fees as compared to $14,033 in 2002. The increase was due mainly to the additional costs involved in preparing the offering memorandum and the various agreements relating to the oil and gas prospects that were subsequently terminated when the Company did not raise the minimum required amount.

     An independent director was paid $5,000 for fees (nil in 2002) as the director had resigned as part of the anticipated transition to an oil and gas company.

     Transfer agent and filing fees were higher ($4,656 as compared to $2,224 in 2002) as the Company was had filed several Form 8K's with very extensive exhibits resulting in increased cost for Edgar filings. The Company also completed a 5-4 stock dividend resulting in increased costs from the transfer agent.

LIQUIDITY AND CAPITAL RESOURCES

     As of the date of this report, the Company has yet to generate any revenues from its business operations.

     The Company had cash on hand of $103,255 as at April 30, 2003 and working capital of $64,099 compared to cash on hand of $4,645 and a negative working capital of $64,655 as at April 30, 2002. This change in working capital and cash was due primarily to the private placement of 250,000 common shares completed in July 2002. The Company believes that it has sufficient funds to meet its administrative operating obligations for the next twelve months.

     The Company will need additional capital to carry out all of its obligations and business strategies. The Company intends to raise any additional capital required to fund its financing needs by issuance of debt and equity. The Company's management has been exploring a number of other options to meet the Company's obligations and future capital requirements, including the possibility of equity offering, debt financing, and business combination. There can be no assurance financing will be available or accessible on reasonable terms, or at all.

     North American Natural Gas, Inc. may engage in a combination with another business. During the quarter just ended, the Company entered into agreements that would have changed its business to the oil and gas industry. The Company was unsuccessful in raising the minimum capital required to complete the transaction and subsequently terminated all the agreements. The Company has engaged in discussions concerning other potential business combinations, but has not entered into any agreement for such a combination.

     The Company's failure to generate revenues and conduct operations since its inception raises substantial doubt about the Company's ability to continue as a going concern. The Company will require substantial working capital and currently has inadequate capital to fund all of its business strategies, which could severely limit the Company's operations.



ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                [GRAPHIC OMITTED]


                          Independent Auditor's Report
                          ----------------------------

To the Stockholders and Board of Directors of North American Natural Gas Inc. (formerly FAR Group, Inc.)
(A Development Stage Company)

We have audited the accompanying balance sheets of North American Natural Gas Inc. (formerly FAR Group, Inc.) (A Development Stage Company) as of April 30, 2003 and 2002 and the related statements of operations, stockholders' equity and cash flows accumulated for the period from March 24, 2000 (Date of Inception) to April 30, 2003 and the years ended April 30, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of North American Natural Gas Inc. (formerly FAR Group, Inc.) (A Development Stage Company), as of April 30, 2003 and 2002, and the results of its operations and its cash flows accumulated for the period from March 24, 2000 (Date of Inception) to April 30, 2003 and the years ended April 30, 2003 and 2002, in conformity with United States generally accepted accounting principles.

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


/s/ "Manning Elliott"


CHARTERED ACCOUNTANTS

Vancouver, Canada

June 3, 2003


              (See Accompanying Notes to the Financial Statements)

North American Natural Gas Inc.
(formerly FAR Group Inc.)
(A Development Stage Company)
Balance Sheets


                                                                                April 30,    April 30,
                                                                                  2003         2002
                                                                                    $            $
ASSETS

Current Assets

Cash                                                                              103,255        4,645
Funds held to repay share subscriptions (Note 3)                                1,601,485            -
-------------------------------------------------------------------------------------------------------

Total Assets                                                                    1,704,740        4,645
=======================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable                                                                   14,078       33,750
Accrued liabilities                                                                 5,500          550
Share subscriptions refundable (Note 3)                                         1,600,000            -
Note payable (Note 5)                                                                   -       35,000
-------------------------------------------------------------------------------------------------------

Total Liabilities                                                               1,619,578       69,300
-------------------------------------------------------------------------------------------------------

Contingency (Note 1)

Stockholders' Equity

Common Stock: $0.0001 par value; authorized 100,000,000 common shares;              1,981        1,950
19,812,500 and 19,500,000 shares issued and outstanding respectively (Note 6)

Additional Paid-in Capital                                                        309,019       24,050
-------------------------------------------------------------------------------------------------------
                                                                                  311,000       26,000
-------------------------------------------------------------------------------------------------------
Preferred Stock: $.0001 par value; authorized 20,000,000 preferred shares of which 3,500,000 will be designated as Class "A" convertible preferred shares
(Note 7) - none issued                                                                  -            -
-------------------------------------------------------------------------------------------------------

Deficit Accumulated During the Development Stage                                 (225,838)     (90,655)
-------------------------------------------------------------------------------------------------------

Total Stockholders' Equity (Deficit)                                               85,162      (64,655)
-------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                                      1,704,740        4,645
=======================================================================================================



              (See Accompanying Notes to the Financial Statements)

North American Natural Gas Inc
(formerly FAR Group Inc.)
(A Development Stage Company)
Statements of Operations


                                                        Accumulated From
                                                         March 24, 2000             Year Ended
                                                       (Date of Inception)    April 30,     April 30,
                                                        to April 30, 2003        2003          2002
                                                                $                 $             $

Revenue                                                                  -             -             -
-------------------------------------------------------------------------------------------------------

Expenses

  Accounting and legal                                              59,915        25,331        14,033
  Business acquisition and finance costs written-off                85,683        85,683             -
  Consulting fees                                                   25,000        10,000        10,000
  Directors fee                                                      5,000         5,000             -
  License written-off                                               35,000             -             -
  Office                                                             7,416         5,899           810
  Transfer agent and filing fees                                     9,210         4,656         2,224
  Less interest income                                              (1,386)       (1,386)            -
-------------------------------------------------------------------------------------------------------

Total Expenses                                                     225,838       135,183        27,067
-------------------------------------------------------------------------------------------------------

Net Loss For The Period                                           (225,838)     (135,183)      (27,067)
=======================================================================================================


Net Loss Per Share                                                                  (.01)            -
=======================================================================================================

Weighted Average Number of Shares Outstanding
(stock recapitalizations applied retroactively - see
Note 6)                                                                       19,741,000    19,500,000
=======================================================================================================


(Diluted loss per share has not been presented, as the result is anti-dilutive)



              (See Accompanying Notes to the Financial Statements)

North American Natural Gas Inc.
(formerly FAR Group Inc.)
(A Development Stage Company)
Statements of Cash Flow

                                                                   Accumulated From
                                                                    March 24, 2000            Year Ended
                                                                  (Date of Inception)    April 30,    April 30,
                                                                   to April 30, 2003       2003         2002
                                                                           $                 $            $

Cash Flows From Operating Activities

Net loss for the period                                                      (225,838)    (135,183)     (27,067)

Adjustments to reconcile net loss to cash

  Legal and organizational costs                                               16,000            -            -
  License written-off                                                          35,000            -            -

Change in non-cash working capital items

  Increase (decrease) in accounts payable and accrued
    liabilities                                                                19,578      (14,722)      29,351
Increase in share subscriptions refundable (Note 3)                         1,600,000    1,600,000
----------------------------------------------------------------------------------------------------------------

Net Cash Provided From Operating Activities                                 1,444,740    1,450,095        2,284
----------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities

Common shares issued                                                          260,000      250,000            -
----------------------------------------------------------------------------------------------------------------

Increase In Cash and Equivalents                                            1,704,740    1,700,095        2,284
Cash and Equivalents - Beginning of Period                                          -        4,645        2,361
----------------------------------------------------------------------------------------------------------------

Cash and Equivalents - End of Period                                        1,704,740    1,704,740        4,645
================================================================================================================


Cash and Equivalents Consists of:

Cash in bank                                                                  103,255      103,255        4,645
Funds held in lawyers escrow account (Note 3)                               1,601,485    1,601,485            -
----------------------------------------------------------------------------------------------------------------

                                                                            1,704,740    1,704,740        4,645
================================================================================================================
Non-Cash Financing Activities

A total of 1,600,000 shares were issued to a director at a fair market value of $0.01 per share for legal and organizational
expenses paid                                                                  16,000            -            -

A note payable was assumed by the Company for the
acquisition of a License from a former director which was
forgiven on July 12, 2002 (Notes 4 and 5)                                           -            -            -
----------------------------------------------------------------------------------------------------------------

                                                                               16,000            -            -
================================================================================================================
Supplemental Disclosures

Interest paid                                                                       -            -            -
Income tax paid                                                                     -            -            -

              (See Accompanying Notes to the Financial Statements)

FAR Group, Inc.
(formerly FAR Group Inc.)
(A Development Stage Company)
Statement of Stockholders' Deficit
From March 24, 2000 (Date of Inception) to April 30, 2003



                                                                                        Deficit
                                                                                      Accumulated
                                                                  Additional          During the
                                                  Common Stock     Paid-in            Development
                                                Shares    Amount   Capital    Total      Stage
                                                  #          $        $         $          $

Balance - March 24, 2000 (Date of Inception)           -        -         -         -          -

  Stock issued for legal and
  organizational expenses at a fair market
  value of $0.01 per share                    12,000,000    1,200    14,800    16,000          -

Net loss for the period                                -        -         -         -    (51,000)
-------------------------------------------------------------------------------------------------

Balance - April 30, 2000                      12,000,000    1,200    14,800    16,000    (51,000)

  Stock issued for cash at $0.01 per share     7,500,000      750     9,250    10,000          -

Net loss for the year                                  -        -         -         -    (12,588)
-------------------------------------------------------------------------------------------------

Balance - April 30, 2001                      19,500,000    1,950    24,050    26,000    (63,588)

Net loss for the year                                  -        -         -         -    (27,067)
-------------------------------------------------------------------------------------------------

Balance - April 30, 2002                      19,500,000    1,950    24,050    26,000    (90,655)

Stock issued for cash at $1.00 per share         312,500       31   249,969   250,000          -

Extinguishment of Note Payable (Note 5)                -        -    35,000    35,000          -

Net loss for the year                                  -        -         -         -   (135,183)
-------------------------------------------------------------------------------------------------

Balance - April 30, 2003                      19,812,500    1,981   309,019   311,000   (225,838)
=================================================================================================

The number of shares issued and values assigned has been restated for all prior periods to reflect a forward split of common stock on a 6 new for 1 old basis and a stock dividend of one share for every four shares held on August 31, 2001 and March 17, 2003, respectively.



              (See Accompanying Notes to the Financial Statements)

North American Natural Gas Inc.
(formerly FAR Group Inc.)
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2003


1.   Development Stage Company

     North American Natural Gas, Inc. (formerly FAR Group, Inc.) herein (the "Company") was incorporated in the State of Washington, U.S.A. on March 24, 2000. The Company acquired a license to market and distribute vitamins, minerals, nutritional supplements, and other health and fitness products in which the grantor of the license offers these products for sale from various suppliers on their Web Site. The Company was also developing a marketing strategy to offer personal care products through a kiosk-based ordering system.

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

     During the year the Company changed its name to North American Natural Gas, Inc. as it had anticipated that it would undertake a new business purpose in the oil and gas exploration industry. The Company was unsuccessful in its efforts to raise the required capital to acquire the oil and gas properties contemplated and reverted back to its original business to exploit the license to market and sell vitamins and other health and fitness products.

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

North American Natural Gas Inc.
(formerly FAR Group Inc.)
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2003


2.   Summary of Significant Accounting Policies (continued)

     (d)  Revenue Recognition

          The Company will receive from the Grantor of the license, commissions of one-half of all the profit on all sales made through the Grantor's Web Site. The commission revenue will be recognized in the period the sales have occurred. The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured. The Company will report the commission revenue on a net basis as the Company is acting as an Agent for the Grantor and does not assume any risks or rewards of the ownership of the products. This policy is prospective in nature, as the Company has not yet generated any revenue.

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

     (f)  Offering Costs
          In accordance with SEC staff accounting Bulletin No. 5 offering costs may properly be deferred and charged against proceeds of the offering. The Company has elected to charge such offering costs to operations.

     (g)  Comprehensive Loss
          SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2003, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

     (h)  Basic and Diluted Net Income (Loss) per Share

          The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. Loss per share information does not include the effect of any potential common shares, as their effect would be anti-dilutive.

North American Natural Gas Inc.
(formerly FAR Group Inc.)
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2003


2.   Summary of Significant Accounting Policies (continued)

     (i)  Financial Instruments

          The fair value of the Company's current assets and current liabilities were estimated to approximate their carrying values due to the immediate short-term maturity of these financial instruments. As the Company operates in Canada, virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk. Management does not believe the Company is exposed to significant credit or interest rate risks.

     (j)  Recent Accounting Pronouncements

          On June 29, 2001, SFAS No. 141, "Business Combinations", was approved by the Financial Accounting Standards Board ("FASB"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS NO. 141 on July 1, 2001 and its impact is not expected to be material on its financial position or results of operations.

          On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets", was approved by FASB. SFAS N0. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company adopted SFAS No. 142 on April 1, 2002 and its impact is not expected to have a material effect on its financial position or results of operations.

          In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligation", SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and will require companies to record a liability for asset retirement obligations in the period in which they incurred, which typically could be upon completion or shortly thereafter. The FASB decided to limit the scope to legal obligations and the liability will be recorded at fair value. The Company adopted SFAS No. 143 on June 15, 2002 and its impact is not expected to have a material effect on its financial position or results of operations.

          In  August  2001,  the  FASB  issued SFAS No. 144, "Accounting for the
          Impairment of Disposal of Long-Lived Assets". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of". The Company adopted SFAS No. 144 on May 1, 2002. The effect of adoption of this standard on the Company's results of operations and financial position is not expected to be material.

North American Natural Gas Inc.
(formerly FAR Group Inc.)
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2003


2.        Summary of Significant Accounting Policies (continued)

     (j)  Recent Accounting Pronouncements (continued)

          In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company adopted SFAS No. 146 on January 1, 2003. The effect of adoption of this standard on the Company's results of operations and financial position is not expected to be material.

          FASB has also issued SFAS No. 145, 147 and 149 but they do not have any relationship to operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.

          In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends AFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

          The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The transition provisions do not currently have an impact on the Company's financial position and results of operations as the Company has not elected to adopt SFAS No. 123's fair value based method of accounting for stock-based employee compensation. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The Company adopted SFAS No. 148 on February 1, 2003. The effect of adoption of this standard on the Company's results of operations and financial position is not material as the Company does not have a stock option plan.


3.        Share  Subscriptions  Refundable

          During fiscal 2003, the Company entered into agreements to purchase interests in two oil and gas exploration opportunities subject to raising a minimum of US$11,000,000 in a private offering. All funds received were kept in a lawyers escrow account until the minimum was received. A total of $3,600,000 was raised as at April 28, 2003. The Company was unsuccessful in its efforts to raise the minimum amount and all funds received pursuant to the offering were returned to the original subscribers from the escrow account and all agreements were terminated. As at April 30, 2003, $1,600,000 was remaining in the escrow account and was returned subsequent to the end of the year.

North American Natural Gas Inc.
(formerly FAR Group Inc.)
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2003


4.   License

     The Company's only asset is a license to market vitamins, minerals, nutritional supplements and other health and fitness products through the Grantor's Web Site. The Company desires to market these products to medical practitioners, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness practitioners, school and other fund raising programs and other similar types of customers in Minnesota. The license was acquired on April 13, 2000 and renewed on August 15, 2002 for a term of three years. The Company must pay an annual fee of $500 for maintenance of the Grantor's Web Site commencing with the year ended April 13, 2002. The Grantor of the license retains 50% of the profits.

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


5.   Related Party Transaction

     The License referred to in Note 4 was assigned to the Company by the former sole director and former President of the Company for consideration of the assumption of a note payable of $35,000 to Vitamineralherb.com. The License was recorded at the transferor's cost of $35,000, which was also fair market value at the time. The Grantor of the License was not related to the Company. On December 12, 2000, on behalf of the Company, the former President of the Company repaid the note payable to Vitamineralherb.com for which the Company issued a note payable of $35,000 to the former President of the Company. The $35,000 note payable to the former President of the Company was unsecured, non-interest bearing and was repayable by December 31, 2010. On July 12, 2002, the former President of the Company forgave the note payable and released the Company from all obligations. Due to his relationship to the Company as the principal stockholder at the time of forgiveness, the forgiveness of this debt was treated as contributed capital, in accordance with the provisions of Staff Accounting Bulletin Topic 5T.

6.   Common Stock

     (a) The Company's Board of Directors approved a six for one forward split with a record date of August 31, 2001. The Company's Board of Directors approved a stock dividend of one share for every four shares held with a record date of March 17, 2003. These recapitalizations were applied retroactively.

     (b) During fiscal 2003 prior to the 5 for 4 forward split, pursuant to a private placement, the Company issued 312,500 post-split common shares at $0.80 per share for total cash consideration of $250,000.

North American Natural Gas Inc.
(formerly FAR Group Inc.)
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2003


7.   Preferred Stock

     On March 13, 2003 the Company authorized 3,500,000 of the existing authorized preferred stock be designated as Class "A" Convertible Preferred Shares having a par value of $10.00 per share. None have been issued. When issued, holders will be entitled to receive a 6% cash dividend of $0.60 per share payable quarterly. These shares also carry conversion features of 1 preferred share for 8 common shares.


8.   Income Taxes

     The Company has adopted the provisions of SFAS No. 109, "Accounting for Income Taxes". Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating loss carry forwards. Potential benefit of net operating losses has not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years.

     The Company has $192,000 in net operating losses to carry forward to offset future years taxable income expiring in fiscal 2015 through 2017.

     The components of the net deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

                                         2003            2002
                                           $              $

          Net Operating Losses          137,000         27,000
          Statutory Tax Rate                 34%            34%
          Effective Tax Rate                  -              -
          Deferred Tax Asset             46,580          9,180
          Valuation Allowance           (46,580)        (9,180)
     ----------------------------------------------------------

          Net Deferred Tax Asset         -                   -
     ==========================================================


9.   Subsequent Events

     Subsequent to April 30, 2003 a total of $1,600,000 of subscriptions received and held in an escrow account were returned to the subscribers and all subscription agreements were cancelled. See Note 3.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-KSB. Our financial statements for the period from inception to April 30, 2003, included in this report have been audited by Manning Elliott, Chartered Accountants, 11th Floor, 1050 West Georgia Street, Vancouver, British Columbia, Canada V6E 3S7 as set forth in their report included herein.

ITEM 9.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.
     The following table sets forth the name, age and position of each director and executive officer of North American Natural Gas, Inc:

NAME AND ADDRESS          AGE      POSITIONS

Jim Glavas                40       Chief Executive Officer, President, Director

Richard Achron            60       Chief Financial Officer, Treasurer, Director

Dickson Coatsworth        33       Director

Coreena Hansen            29       Secretary


BACKGROUND OF OFFICERS AND DIRECTORS

Jim Glavas graduated from the Financial Management program at the British Columbia Institute of Technology in Vancouver, Canada in 1984. From there, he spent several years in the banking industry as a leasing administrator with First City Trust. In 1990 he changed career direction to become the General Sales Manager for Western Canada for Contour Distributors, a leading supplier and distributor of "top-of-the-line" appliances and high-end solid surface products.

In April 1996, Mr. Glavas purchased the exclusive Avonite solid surface countertops distribution rights for Western Canada and formed DG Pacific Distribution Ltd. As President and owner of DG Pacific, he was solely responsible for its strong year after year growth increasing its customer base over 350% in three years and further multiplying its sales over the last two years. In January 2001, DG Pacific Distribution Ltd. acquired the national distribution rights for two prominent product lines in the countertop industry. Mr. Glavas sold DG Pacific Distribution Ltd. in December 2002 and currently works as an independent consultant in development and market penetration for the counter top industry.

Richard Achron is a self-employed businessman with over 40 years experience in the retail/wholesale and manufacturing industry. He spent a number of years working for major Canadian corporations in sales, sales management and as a branch manager. These corporations included Philips Electronics, White-Westinghouse, Canadian Admiral Corporation and Sanyo Electronics. Since February 1989 he has been President and sole shareholder of Kingman Industries Ltd., a manufacturing business located in Vancouver, Canada. Kingman Industries Ltd. distributes strip curtains, air doors and other products to the food industry. His customer base includes major food chains such as Canada Safeway, Overwaitea Food Group and Superstore/Loblaws.

Since September 2000, and concurrent to running Kingman Industries, Mr. Achron is also the President and a Director of Oban Mining Inc., an exploration stage company listed on the OTC-BB.

Dickson Coatsworth attended Fanshawe College in London, Ontario in the specialized field of Radio Broadcasting. From 1993 he produced radio shows on CJBX FM (BX93), a country radio station in London, Ontario, Canada. From 1995 to 1999 Mr. Coatsworth was employed by the Bayshore Broadcasting Corporation as music director and morning show host for MIX 106 in Owen Sound, Ontario, Canada while concurrently hosting several charity events such as the Annual Christmas Toy Drive and Coats for Kids Campaign.

From 1999 to 2000 he was with Chorus Entertainment, Magic 106.1 in Guelph, Ontario Canada as morning show host and Master of Ceremonies for several public events and fundraisers such as Police Service Awards and the

United Way Campaign. Since he relocated to British Columbia in 2000, Mr. Coatsworth has been Director of Activities at Clayoquot Wilderness Resort.

Coreena Hansen has been actively involved in corporate and financial management for the past seven years. During those seven years, she has gained public company experience in such areas as corporate compliance, securities regulatory filings and related legal and accounting requirements. Ms. Hansen has been employed by Wood & Associates since February 1996 where she participates in the management of several public and private companies. Ms. Hansen is also President and Director of Medusa Style Corporation and has been since its inception in August, 2002.


Ms. Hansen has formerly held the position of Corporate Secretary of both Blue Lagoon Ventures, Inc. (BLG), a public company currently trading on the TSX Venture Exchange (TSX) from February 2001 to October 2001 and MicroAccel, Inc.
(MCXL) now Health Anti-Aging Lifestyle Options Inc., from March 2001 to January 2002, (HLOI) a public company trading on the OTC-BB.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     To our knowledge, during the past five years, our officers and directors has: (1) not filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) were convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) were found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) were found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     To the best knowledge of the Company, all directors, officers and persons who beneficially owned more than ten percent of the Company's common stock filed timely reports in compliance with Section 16(a).

ITEM 10.    EXECUTIVE COMPENSATION.

     The following table sets forth information with respect to compensation paid by the Company to the Chief Executive Officer and the other highest paid executive officers (the Named Executive Officer) during the three most recent fiscal years.

                                       SUMMARY COMPENSATION TABLE

                                                       LONG  TERM  COMPENSATION
                              ANNUAL  COMPENSATION     AWARDS                    PAYOUTS
(A)                  (B)    (C)      (D)     (E)       (F)          (G)          (H)       (I)
                                             OTHER     RESTRICTED   SECURITIES
NAME AND                                     ANNUAL    STOCK        UNDERLYING   LTIP      ALL OTHER
PRINCIPAL POSITION          SALARY   BONUS   COMPEN    AWARD(S)     OPTIONS /    PAYOUTS   COMPEN-
[1]                  YEAR   ($)      ($)     -SATION   ($)          SARS (#)     ($)       SATION ($)
                                             ($)

Jim Glavas            2003   0        0       0         0            0            0         0
CEO, President, &     2002  n/a      n/a     n/a       n/a          n/a          n/a       n/a
Director              2001  n/a      n/a     n/a       n/a          n/a          n/a       n/a

Harry J. Briscoe      2003   0        0       0         0            0            0         0
Former CEO,           2002  n/a      n/a     n/a       n/a          n/a          n/a       n/a
President &           2001  n/a      n/a     n/a       n/a          n/a          n/a       n/a
Director

Frank A. Roberts      2003  n/a      n/a     n/a       n/a          n/a          n/a       n/a
Former CEO,           2002   0        0       0         0            0            0         0
President &           2001   0        0       0         0            0            0         0
Director

     There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

OPTION/SAR GRANTS

     No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to any executive officers or any directors since our inception, accordingly, no stock options have been exercised by officers or directors in fiscal 2003.

LONG-TERM INCENTIVE PLAN AWARDS

     The Company does not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure.

COMPENSATION OF DIRECTORS.

     Larry Bishop, a former director was paid $5,000 for his services as an independent director for the Company. There are no other standard arrangements pursuant to which the Company's directors are compensated for services provided as director.


INDEMNIFICATION

     Pursuant to the articles of incorporation and bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. In certain cases, we may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the state Washington.

     Regarding indemnification for liabilities arising under the Securities Act of 1933 which may be permitted to directors or officers pursuant to the foregoing provisions, we are informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy, as expressed in the Act and is, therefore unenforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table sets forth, as of June 23, 2003, the beneficial shareholdings of persons or entities holding five percent or more of our common stock, our directors and executive officers individually, and our directors and officers as a group. Each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial

NAME OF BENEFICIAL OWNER        AMOUNT AND NATURE OF               PERCENT
                                 BENEFICIAL OWNER(1)               OF CLASS

Jim Glavas                           12,312,500                       62.14%
2366 West 12th Avenue
Vancouver, British Columbia
Canada  V6K 2N9
CEO, President and Director

Richard Achron                          Nil                            0.00%
11960 Hammersmith Way, #155
Richmond, British Columbia
Canada  V7A 5C9
CFO and Director

Dickson Coatsworth                      Nil                            0.00%
390 Main Street
Tofino, British Columbia
Canada  V0R 2Z0
Director

Coreena Hansen                          Nil                            0.00%
#29-355 Duthie Avenue
Burnaby, British Columbia
Canada  V5A 2P3
Secretary

     All directors and executive officers as a group hold 12,312,500 common shares representing 62.14% (4 persons)

CHANGES IN CONTROL

     To the knowledge of management, there are no present arrangements or pledges of the Company's securities that may result in a change in control of the Company.

EQUITY COMPENSATION PLANS

     The Company has no compensation plans (including individual compensation arrangements) under which securities are authorized for issuance.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     No director, executive officer or nominee for election as a director of North American Natural Gas, Inc., and no owner of five percent or more of the Company's outstanding shares or any member of their immediate family has entered into or proposed any transaction in which the amount involved exceeds $60,000.

ITEM 13.    CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     Within 90 days prior to the date of this report, the Company's management carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended April 30, 2003.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.



                                    PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)   Index to Financial Statements

Report of Manning Elliott, Independent Auditors
Balance Sheet as at April 30, 2003 and April 30, 2002
Statement of Operations Accumulated from Date of Inception, March 24, 2000 to April 30, 2003 and years ended April 30, 2003 and April 30, 2002.
Statement of Cash Flow Accumulated from Date of Inception, March 24, 2000 to April 30, 2003 and years ended April 30, 2003 and April 30, 2002.
Statement of Stockholders' Deficit from March24, 2000 (Date of Inception) to April 30, 2003.
Notes to the Financial Statements

(a)(2) These financial statement schedules are omitted because they are not applicable or the information is included in the Financial Statements or Notes thereto appearing in this Annual Report on Form 10-KSB.

(a)(3)   Exhibits

23.1 Consent of Manning Elliott, Independent Auditors dated June 3, 2003 (Vancouver, Canada)

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer


Index to Exhibits Incorporated by Reference

3.1    Articles of Incorporation (1)
3.2    Certificate of Amendment to Certificate of Incorporation (2)
3.3    Bylaws (3)
10.1 License Agreement dated April 13, 2000 between the Registrant and Vitamineralherb.com Corp. (4)
10.2 Assignment of License Agreement dated April 13,2000 between Frank Roberts and Registrant. (5)
10.3 Promissory Note dated April 13, 2000 between Registrant and Vitamineralherb.com Corp. (6)


Exhibits Incorporated by Reference

(1) Filed as an exhibit to Registrant's SB2 Registration Statement on June 2, 2000 and incorporated herein by reference.
(2) Filed as an exhibit to Registrant's Form 8K on March 25, 2003 and incorporated herein by reference.
(3) Filed as an exhibit to Registrant's SB2 Registration Statement on June 2, 2000 and incorporated herein by reference.
(4) Filed as an exhibit to Registrant's SB2 Registration Statement on June 2, 2000 and incorporated herein by reference.
(5) Filed as an exhibit to Registrant's SB2 Registration Statement on June 2, 2000 and incorporated herein by reference.
(6) Filed as an exhibit to Registrant's SB2 Registration Statement on June 2, 2000 and incorporated herein by reference.

(B) REPORTS ON FORM 8-K
     DATE               DESCRIPTION
     March 25, 2003     Name Change to North American Natural Gas
     March 27, 2003     Change of Control and Entering into Agreements to Purchase Interests in 2
                        Natural Gas Exploration Prospects
     April 9, 2003      Amendment of March 27, 2003 8K to provide agreements as exhibits
     May 21, 2003       Termination of Agreements to Purchase Interests in 2 Natural Gas Exploration
                        Prospects

EXHIBITS (1)
EXHIBIT NO.             DOCUMENT DESCRIPTION
     3.1 (1)            Articles of Amendment to effect name change from FAR Group Inc. to North
                        American Natural Gas, Inc.
     3.2 (1)            Articles of Incorporation for NANG, Inc. a Delaware corporation
     3.3 (1)            Bylaws of NANG, Inc.
     10.1 (1)           Exploration Agreement between BWP Gas, LLC, GHK Company, LLC and
                        GHK Potato Hills Limited Partnership
     10.2 (1)           Assignment Agreement between BWP Gas, LLC and FAR Group Inc.
     10.3 (1)           Assignment Agreement between FAR Group Inc. and Oklahoma Hills Gas, LP
     10.4 (1)           Certificate of Limited Partnership - Oklahoma Hills Gas LP
     10.5 (1)           Amendment to the Certificate of Limited Partnership - Oklahoma Hills Gas LP
     10.6 (1)           Oklahoma Hills Gas, LP - Limited Partnership Agreement
     10.7 (1)           Purchase and Sale Agreement between BWP Gas, LLC and Continental
                        Southern Resources Inc.
     10.8 (1)           Assignment of Agreement between BWP Gas, LLC and FAR Group Inc.


     10.9 (1)           Assignment Agreement between FAR Group Inc. and Black Warrior LP
     10.10 (1)          Certificate of Limited Partnership - Knox Miss Partners, LP
     10.11 (1)          Certificate of Limited Partnership - Black Warrior, LP
     10.12 (1)          Amendment to the Certificate of Limited Partnership - Black Warrior LP
     10.13 (1)          Black Warrior, LP - Limited Partnership Agreement

     (1)  Previously filed as an exhibit to the Company's current report on Form
          8K/A filed April 9, 2003, amending the Company's original Form 8K filed March 27, 2003.

Financial  Statements  Filed
----------------------------

Quarterly Report on Form 10-QSB for the period ended January 31, 2003 filed March 6, 2003
Quarterly Report on Form 10-QSB for the period ended October 31, 2002 filed December 3, 2002
Quarterly Report on Form 10-QSB for the period ended July 31, 2002 filed August 30, 2002
Annual Report on Form 10-KSB for the fiscal year ended April 30, 2002
Annual Report on Form 10-KSB for fiscal year ended April 30, 2001

(c)  See (a)(3) Exhibits above.
(d)  See (a)(2) above.



SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of June, 2003.

                              NORTH AMERICAN NATURAL GAS, INC.
                              (Registrant)


                              BY:   /s/ "Jim Glavas"
                                    ---------------------------
                                    Jim Glavas, President, Principal Executive
                                    Officer and member of the Board of Directors





     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

SIGNATURES                                      TITLE                         DATE


  /s/ "Jim Glavas"          President, Principal Executive Officer, and a  06/25/2003
--------------------------  member of the Board of Directors
Jim Glavas

  /s/ "Richard Achron"      Principal Financial Officer, and a member of   06/25/2003
--------------------------  the Board of Directors
Richard Achron

                            SECTION 302 CERTIFICATION

I, Jim Glavas, certify that:

1. I have reviewed this annual report on Form 10-KSB of North American Natural Gas, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:      June 25, 2003
                              By:  /s/  "Jim  Glavas"
                                   -----------------------------
                                   Jim Glavas, Principal Executive Officer

                            SECTION 302 CERTIFICATION

I, Richard Achron, certify that:

7. I have reviewed this annual report on Form 10-KSB of North American Natural Gas, Inc.;

8. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

9. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

10. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
          e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
          f) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

11. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

12. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     June 25, 2003
                              By:  /s/  "Richard Achron"
                                   -----------------------------
                                   Richard Achron, Principal Financial Officer