Form 10QSB
period 2003-07-31
NORTH AMERICAN NATURAL GAS INC
filed 2003-09-04
CIK 1112425

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended July 31, 2003
                                    -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from  _____________  to_____________

                          Commission File No. 000-32089
                                              ---------

                        NORTH AMERICAN NATURAL GAS, INC.
                        --------------------------------
           (Name of Small Business Issuer as specified in its Charter)


Washington                                                    91-2023071
----------                                                    ----------
(State or Other Jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No)

                          580 Hornby Street, Suite 210
                   Vancouver, British Columbia, Canada V6C 3B6
                 -----------------------------------------------
                    (Address of Principal Executive Offices)

                                 (604) 687-6991
                          ----------------------------
                            Issuer's Telephone Number

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

                                  July 31, 2003

                        Common - 19,812,500 common shares

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

North  American  Natural  Gas  Inc.
(Formerly  FAR  Group  Inc.)
(A  Development  Stage  Company)
Interim  Balance  Sheet

                                                             July 31      April 30
                                                               2003         2003
                                                                $             $
                                                           (Unaudited)    (Audited)
ASSETS

Current Assets

Cash                                                            68,885      103,255
Funds held to repay share subscriptions (Note 3)                     -    1,601,485
------------------------------------------------------------------------------------
Total Assets                                                    68,885    1,704,740
====================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable                                                 4,427       19,078
Accrued liabilities                                                600          500
Share subscriptions refundable (Note 3)                              -    1,600,000

------------------------------------------------------------------------------------
Total Liabilities                                                5,027    1,619,578
------------------------------------------------------------------------------------

Stockholders' Equity

Common Stock: $0.0001 par value; authorized 100,000,000
common shares; 19,812,500 shares issued and outstanding
respectively                                                     1,981        1,981

Additional Paid-in Capital                                     309,019      309,019
------------------------------------------------------------------------------------
                                                               311,000      311,000
------------------------------------------------------------------------------------
Preferred Stock: $.0001 par value; authorized 20,000,000
preferred shares; none issued                                        -            -
------------------------------------------------------------------------------------
Deficit Accumulated During the Development Stage              (247,142)    (225,838)
------------------------------------------------------------------------------------
Total Stockholders' Equity                                      63,858       85,162
------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                      68,885    1,704,740
====================================================================================

              (See Accompanying Notes to the Financial Statements)

North American Natural Gas Inc.
(Formerly FAR Group Inc.)
(A Development Stage Company)
Statements of Operations
(Unaudited)


                                                    Accumulated           Three Months Ended
                                                   March 24, 2000       July 31       July 31
                                                (Date of Inception)       2003          2002
                                                  To July 31, 2003
                                                         $                 $             $
Revenue                                                           -             -             -
------------------------------------------------------------------------------------------------

Expenses

Accounting and legal                                         77,782        17,867        12,589
Business development                                         25,000             -         5,000
Finance costs                                                60,683             -             -
Consulting fees                                              25,000             -             -
Directors fee                                                 6,500         1,500             -
License written-off                                          35,000             -             -
Office                                                        8,441         1,025           398
Transfer agent and filing fees                               10,579         1,369           782
Less interest income                                         (1,843)         (457)            -
------------------------------------------------------------------------------------------------
Total Expenses                                             (247,142)      (21,304)       18,769
------------------------------------------------------------------------------------------------

Net loss                                                   (247,142)      (21,304)      (18,769)
================================================================================================
Net loss Per Share                                                -             -             -
================================================================================================
Weighted Average Number of Shares Outstanding
(stock split applied retroactively)                                    19,813,000    19,530,000
================================================================================================

(Diluted  loss per share has not been presented, as the result is anti-dilutive)


              (See Accompanying Notes to the Financial Statements)

North American Natural Gas Inc.
(Formerly FAR Group Inc.)
(A Development Stage Company)
Statements of Cash Flow

                                                 Three Months Ended
                                                July 31       July 31
                                                  2003         2002
                                                   $             $
Cash Flows From Operating Activities

Net loss                                          (21,304)     (18,769)

Change in non-cash working capital items

Increase (Decrease) in accounts payable and
accrued liabilities                               (14,551)       2,776

Decrease in share subscriptions refunded
(Note 3)                                       (1,600,000)           -
-----------------------------------------------------------------------
Net Cash Used In
Operating Activities                           (1,635,855)     (15,993)
-----------------------------------------------------------------------
Cash Flows From Financing Activities

Common shares issued                                    -      250,000
-----------------------------------------------------------------------

Increase (Decrease) In Cash                    (1,635,855)     234,007

Cash and equivalents - Beginning of Period      1,704,740        4,645
=======================================================================

Cash and equivalents - End of Period               68,885      238,652
=======================================================================

Non-Cash Financing Activities                           -            -

Supplemental Disclosures                                -            -
  Interest paid                                         -            -
  Income tax paid                                       -            -


              (See Accompanying Notes to the Financial Statements)

North  American  Natural  Gas  Inc.
(Formerly  FAR  Group  Inc.)
(A  Development  Stage  Company)
Notes  to  the  Financial  Statements

NOTE  1  -  BASIS  OF  PRESENTATION

These unaudited financial statements have been prepared in accordance with the instructions to SEC Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto as at April 30, 2003.

In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the three month period ended July 31, 2003 are not necessarily indicative of the results that can be expected for the year ended April 30, 2004.

NOTE  2  -  DEVELOPMENT  STAGE  COMPANY

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

During fiscal 2003, the Company changed its name to North American Natural Gas, Inc. as it had anticipated that it would undertake a new business purpose in the oil and gas exploration industry. The Company was unsuccessful in its efforts to raise the required capital to acquire the oil and gas properties contemplated and reverted back to its original business to exploit the license to market and sell vitamins and other health and fitness products.

NOTE  3  -  SHARE  SUBSCRIPTIONS  REFUNDABLE

During fiscal 2003, the Company entered into agreements to purchase interests in two oil and gas exploration opportunities subject to raising a minimum of US$11,000,000 in a private offering. All funds received were kept in a lawyer's escrow account until the minimum was received. A total of US$3,600,000 was raised as at April 28, 2003. The Company was unsuccessful in its efforts to raise the minimum amount and all funds received pursuant to the offering were returned to the original subscribers from the escrow account and all agreements were terminated.

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

PLAN  OF  OPERATION
-------------------

During the period from March 24 2000 through July 31, 2003, the Company has engaged in no significant operations other than organizational activities, acquisition of the rights to market Vitamineralherb, preparation for registration of its securities under the Securities Act of 1933, as amended, preparation of a supplementary business plan and completing a private placement to fund this secondary division. No revenues were received by the Company during this period.

During the fourth quarter of fiscal 2003, the Company changed its name to North American Natural Gas, Inc. as it had anticipated that it would undertake a new business purpose in the oil and gas exploration industry. The Company entered into agreements to purchase interests in two oil and gas exploration opportunities subject to raising a minimum of US$11,000,000 in a private placement. The Company was unsuccessful in its efforts to raise the minimum amount and all funds received were subsequently returned to the original subscribers. All agreements were terminated. The Company spent $85,683 in connection with the failed financing efforts.

As the Company was unsuccessful in its efforts to raise the required capital to change its business purpose, it reverted back to the original business to determine the feasibility of marketing the Vitamineralherb.com products in various markets, and, if the products prove to be in demand, begin marketing and selling Vitamineralherb.com products.

During the last fiscal year, the Company extended its license with Vitamineralherb.com for an additional three years to market vitamins, minerals, nutritional supplements and other health and fitness products in Minnesota through the Vitamineralherb.com web site. The license is now valid until April 2006 subject to the payment of annual fees.

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

The implementation of the Company's initial plans was delayed as Vitamineralherb.com re-worked its web site rendering it non-operational for a period of time. In addition, Vitamineralherb changed its primary supplier of products again delaying the Company's ability to initiate its business plan. During the later part of fiscal 2003, the Company was planning to change its business purpose to the oil and gas industry thus further delaying the implementation of the initial plans to determine the feasibility of selling the Vitamineralherb.com products. The Company's efforts to implement its initial plans continues to be delayed as Vitamineralherb continues to modify its web site and to find a replacement supplier for its vitamin and mineral products to offer to its licensees.

The company had total general and administrative expenses of $21,761 for the three-month period ended July 31, 2003 as compared to $18,769 during the same period ended July 31, 2002, an increase of $2,992. The increase was primarily due to additional accounting, administrative and office costs relating to the failed financing efforts to raise the funds for the proposed oil and gas exploration industry.

For the three-month period ended July 31, 2003, an independent director was paid $1,500 for fees (nil in 2002).

For the remainder of the current fiscal year ending April 30, 2004, the Company anticipates incurring a loss as a result of expenses associated with setting up a company structure to begin implementing its business plans. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

The Company remains in the development stage. The Company's balance sheet as of July 31, 2003 reflects total assets of $68,885 comprising of all cash. The Company had total liabilities of $5,027 for a positive working capital position of $63,858. The Company has incurred a loss of $21,304 for the fiscal period to date and a total loss of $247,142 from inception. During the quarter ended July 31, 2003, the Company did not issue any of common stock.

Liquidity
---------

The Company had cash on hand of $68,885 as at July 31, 2003 and working capital of $63,858 as compared to cash on hand of $103,255 and a working capital of $83,677 as at April 30, 2003. As at April 30, 2003 $1,600,000 was held in escrow as funds to be used to repay share subscriptions relating to the Company's failed financing efforts. During the July 31, 2003 quarter, the $1,600,000 was paid from the escrow account. The Company believes that it has sufficient funds to meet its administrative operating obligations for the next twelve months but will need additional capital to carry out all of its obligations and business strategies. The Company believes that it has sufficient funds to meet its administrative operating obligations for the next twelve months but will need additional capital to carry out all of its obligations and business strategies.

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

North American Natural Gas, Inc. may engage in a combination with another business. During the last fiscal year just ended, the Company entered into agreements that would have changed its business to the oil and gas industry. The Company was unsuccessful in raising the minimum capital required to complete the transaction and subsequently terminated all the agreements. The Company has engaged in discussions concerning potential business combinations, but has not entered into any agreement for such a combination.

The Company's failure to generate revenues and conduct operations since its inception raise substantial doubt about the Company's ability to continue as a going concern. The Company will require substantial working capital, and currently has inadequate capital to fund all of its business strategies, which could severely limit the Company's operations.

Item 3.  Controls and Procedures
--------------------------------

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

The Company's management has carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the quarter ended July 31, 2003.

There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.


PART II - OTHER INFORMATION

Item  1.  Legal  Proceedings.

          None;  not  applicable.

Item  2.  Changes  in  Securities.

          None

Item  3.  Defaults  Upon  Senior  Securities.

          None;  not  applicable.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.

          On August 12, 2003, the Company held an annual meeting of its stockholders in Vancouver, British Columbia. At the meeting the following persons were elected to serve as directors of the Company until the next annual meeting of the Company's stockholders or until the election or appointment of their successors:

          Jim  Glavas
          Richard  Achron
          Dickson  Coatsworth

          At the meeting, the stockholders also ratified and confirmed the appointment of Manning Elliott, Chartered Accountants as the Company's independent auditors for the fiscal year ended April 30, 2004.

Item  5.  Other  Information.

          The Company's Board of Directors held a meeting on August 12, 2003, immediately after the completion of the meeting of the stockholders. At the Board meeting the following persons were elected to service in the capacities indicated for the ensuing year or until they are replaced by the Board:

          Jim Glavas - President and Chief Executive Officer
          Richard Achron - Chief Financial Officer
          Coreena Hansen - Secretary

Item 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits

               31.1 Certification  pursuant to Section 302 of the Sarbanes-Oxley
                    Act  of  2002  -  Chief  Executive  Officer
               31.2 Certification  pursuant to Section 302 of the Sarbanes-Oxley
                    Act  of  2002  -  Chief  Financial  Officer
               32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 - Chief Executive Officer
               32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 - Chief Financial Officer

          (b)  Reports  on  Form  8-K

               None

          DOCUMENTS  INCORPORATED  BY  REFERENCE

          Annual Report on Form 10-KSB for the fiscal year ended April 30, 2003 filed July 9, 2003 Other definitive proxy statement on Form Def14A filed  July  10,  2003

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               NORTH AMERICAN NATURAL GAS, INC.


Date:  September 2 , 2003                      By:  /s/ Jim Glavas
     ----------------------                         ----------------------------
                                                    Jim Glavas
                                                    President, CEO, and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:




Date:  September 2 , 2003                      By:  /s/ Jim Glavas
     ----------------------                         ----------------------------
                                                    Jim Glavas
                                                    President, CEO, and Director



Date:  September 2 , 2003                      By:  /s/ Richard Achron
     ----------------------                         ----------------------------
                                                    Richard Achron
                                                    CFO, Director



Date:  September 2 ,2003                       By:  /s/ Dickson Coatsworth
     ----------------------                         ----------------------------
                                                    Dickson Coatsworth
                                                    Director