Form 10QSB
period 2003-10-31
NORTH AMERICAN NATURAL GAS INC
filed 2003-11-26
CIK 1112425

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended October 31, 2003
                                    ----------------

[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ___________________

                          Commission File No. 000-32089
                                              ---------

                        NORTH AMERICAN NATURAL GAS, INC.
           ---------------------------------------------------------
          (Name of Small Business Issuer as specified in its Charter)

Washington                                                            91-2023071
----------                                                            ----------

(State or Other Jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                                Identification No)

                          580 Hornby Street, Suite 210
                          ----------------------------
                  Vancouver, British Columbia, Canada V6C 3B6
                    (Address of Principal Executive Offices)

                                 (604) 687-6991
                          ----------------------------
                            Issuer's Telephone Number

                                       N/A
             -------------------------------------------------------
          (Former Name or Former Address, if changed since last Report)

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

                                October 31, 2003

                        Common - 19,812,500 common shares

                       DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

Transitional Small Business Issuer Format    Yes    X    No
                                                   ---        ---

                         PART I - FINANCIAL INFORMATION


ITEM 1.        FINANCIAL  STATEMENTS

To simplify the language in this Form 10-QSB, North American Natural Gas, Inc., formerly FAR Group Inc., is also referred to as the "Company" or "we". The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company.

North  American  Natural  Gas  Inc.
(Formerly  FAR  Group  Inc.)
(A  Development  Stage  Company)
Interim  Balance  Sheet


                                                                       October 31    April 30
                                                                          2003         2003
                                                                           $            $
                                                                       (Unaudited)   (Audited)
ASSETS

Current Assets

Cash                                                                       60,157     103,255
Funds held to repay share subscriptions (Note 3)                                -   1,601,485
----------------------------------------------------------------------------------------------
Total Assets                                                               60,157   1,704,740
==============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable                                                              613      14,078
Accrued liabilities                                                           750       5,500
Share subscriptions refundable (Note 3)                                         -   1,600,000
----------------------------------------------------------------------------------------------
Total Liabilities                                                           1,363   1,619,578
----------------------------------------------------------------------------------------------

Stockholders' Equity

Common Stock: $0.0001 par value; authorized 100,000,000 common
shares; 19,812,5000 shares issued and outstanding respectively              1,981       1,981

Additional Paid-in Capital                                                309,019     309,019
----------------------------------------------------------------------------------------------
                                                                          311,000     311,000
----------------------------------------------------------------------------------------------
Preferred Stock: $.0001 par value; authorized 20,000,000 preferred
shares; none issued                                                             -           -
----------------------------------------------------------------------------------------------
Deficit Accumulated During the Development Stage                         (252,206)   (225,838)
----------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                 58,794      85,162
----------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                 60,157   1,704,740
==============================================================================================


                   (See Accompanying Notes to the Financial Statements)

North  American  Natural  Gas  Inc.
(Formerly  FAR  Group  Inc.)
(A  Development  Stage  Company)
Statements  of  Operations
(Unaudited)


                                           Accumulated
                                         March 24, 2004        Three Months                 Six Months
                                       (Date of Inception)        Ended                        Ended
                                          to October 31,        October 31,                October 31,
                                              2003          2003          2002          2003         2002
                                                $             $             $             $            $

Revenue                                             -             -             -             -           -
------------------------------------------------------------------------------------------------------------

Expenses

Accounting and legal                           80,562         2,780         5,092        20,647      17,681
Business development                           25,000             -             -             -       5,000
Finance costs                                  60,683             -             -             -           -
Consulting fees                                25,000             -             -             -           -
Directors fee                                   8,000         1,500             -         3,000           -
License written-off                            35,000             -             -             -           -
Office                                          8,805           364           876         1,389       1,274
Transfer agent and filing fees                 10,999           420           663         1,789       1,445
Less Interest Income                           (1,843)            -             -          (457)          -
------------------------------------------------------------------------------------------------------------
Total Expenses                               (252,206)       (5,064)       (6,631)      (26,368)    (25,400)
============================================================================================================
Net loss                                     (252,206)       (5,064)       (6,631)      (26,368)    (25,400)
============================================================================================================
Net loss Per Share                                                -             -             -           -
============================================================================================================
Weighted Average Number of Shares
Outstanding (stock split applied retro
actively)                                                19,813,000    15,850,000    19,813,000  15,737,000
============================================================================================================

(Diluted loss per share has not been presented, as the result is anti-dilutive)




                          (See Accompanying Notes to the Financial Statements)

North  American  Natural  Gas  Inc.
(Formerly  FAR  Group  Inc.)
(A  Development  Stage  Company)
Statements  of  Cash  Flow


                                                            Six Months Ended
                                                               October 31,
                                                            2003        2002
                                                              $           $

Cash Flows From Operating Activities

Net loss                                                    (26,368)  (25,400)

Change in non-cash working capital items

Decrease in accounts payable and accrued liabilities        (18,215)  (10,820)
(Decrease) in share subscriptions refundable (Note 3)    (1,600,000)        -
------------------------------------------------------------------------------
Net Cash Provided By (Used By) Operating Activities      (1,644,583)  (36,220)
------------------------------------------------------------------------------
Cash Flows From Financing Activities

Common shares issued                                              -   250,000
------------------------------------------------------------------------------
Increase (Decrease) In Cash                              (1,644,583)  213,780

Cash - Beginning of Period                                1,704,740     4,645
------------------------------------------------------------------------------
Cash - End of Period                                         60,157   218,425
==============================================================================




               (See Accompanying Notes to the Financial Statements)

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

In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the six-month period ended October 31, 2003 are not necessarily indicative of the results that can be expected for the year ended April 30, 2004.

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


ITEM 2.     MANAGEMENT'S  DISCUSSSION  AND  ANALYSIS  OR PLAN OF OPERATION

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

PLAN  OF  OPERATION

During the period from March 24, 2000 through October 31, 2003, we engaged in no significant operations other than organizational activities, acquisition of the rights to market Vitamineralherb, preparation for registration of its securities under the Securities Act of 1933, as amended, preparation of a supplementary business plan and completing a private placement to fund this secondary division. No revenues were received by us during this period.

During the fourth quarter of fiscal 2003, we changed our name to North American Natural Gas, Inc. as we had anticipated that we would undertake a new business purpose in the oil and gas exploration industry. We entered into agreements to purchase interests in two oil and gas exploration opportunities subject to raising a minimum of US$11,000,000 in a private placement. We were unsuccessful in our efforts to raise the minimum amount and all funds received were subsequently returned to the original subscribers. All agreements were terminated. We spent an aggregate of $85,683 in connection with the failed financing efforts.

As we were unsuccessful in our efforts to raise the required capital to change our business purpose, we reverted back to our original business to determine the feasibility of marketing the Vitamineralherb.com products in various markets, and, if the products prove to be in demand, begin marketing and selling Vitamineralherb.com products.

During the last fiscal year, we extended our license with Vitamineralherb.com for an additional three years to market vitamins, minerals, nutritional supplements and other health and fitness products in Minnesota through the Vitamineralherb.com web site. The license is now valid until April 2006 subject to the payment of annual fees.

Our business plan in connection with the license to sell products through the Vitamineralherb.com web site was to determine the feasibility of selling products to targeted markets. In order to determine the feasibility of our business plan, we plan to conduct research into these various potential target markets. Should we determine that the exploitation of the license is feasible, we will engage salespeople to market the products. Based primarily on discussions with the licensor, we believe that during our first operational quarter, we will need a capital infusion of approximately $85,000 to achieve a sustainable sales level where ongoing operations can be funded out of revenues. This capital infusion is intended to cover costs of advertising, hiring and paying two salespeople, and administrative expenses. In addition, we will need approximately $260,000 in the event we determine that the market will not pay in advance and we will have to extend credit. We will have to obtain additional financing through an offering or capital contributions by current shareholders. There can be no assurance that additional financing will be available on terms acceptable to us, or at all.

The implementation of our initial plans was delayed as Vitamineralherb.com re-worked its web site rendering it non-operational for a period of time. In addition, Vitamineralherb changed its primary supplier of products again delaying our ability to initiate our business plan. During the later part of fiscal 2003, we were planning to change our business purpose to the oil and gas industry thus further delaying the implementation of the initial plans to determine the feasibility of selling the Vitamineralherb.com products.

Our efforts to implement our initial plans continues to be delayed as Vitamineralherb continues to modify its web site and to find a replacement supplier for its vitamin and mineral products to offer to its licensees.

We intend to explore other business opportunities although we have not identified any new business opportunities and have no agreements related to such opportunities.

For the six-month period ended October 31, 2003, we had total general and administrative expenses of $26,368 as compared to $25,400 during the same period ended October 31, 2002, an increase of $968. For the six-month period ended October 31, 2003, an independent director was paid $3,000 for fees (nil in 2002).

For the remainder of the current fiscal year ending April 30, 2004, we anticipate incurring a loss as a result of expenses associated with maintaining the company in good standing, setting up a company structure to begin implementing its business plan and exploring new business opportunities.

We remain a company in the development stage. Our balance sheet as of October 31, 2003 reflects total assets of $60,157 comprising of all cash. We had total liabilities of $1,363 for a positive working capital position of $58,794. We have incurred a loss of $26,368 for the fiscal period to date and a total loss of $252,206 from inception. During the quarter ended October 31, 2003, we did not issue any of common stock.

LIQUIDITY

We had cash on hand of $60,157 as at October 31, 2003 and working capital of $58,794 as compared to cash on hand of $103,255 and a working capital of $83,677 as at April 30, 2003. As at April 30, 2003 $1,600,000 was held in escrow as funds to be used to repay share subscriptions relating to the Company's failed financing efforts. During the July 31, 2003 quarter, the $1,600,000 was paid from the escrow account. We believe that we have sufficient funds to meet our administrative operating obligations for the next twelve months but will need additional capital to carry out all of our obligations and business strategies.

We intend to raise any additional capital required to fund our financing needs by issuance of debt and equity. Management has been exploring a number of other options to meet our obligations and future capital requirements, including the possibility of equity offering, debt financing, and business combination. There can be no assurance financing will be available or accessible on reasonable terms.

We may engage in a combination with another business. During the last fiscal year just ended, we entered into agreements that would have changed our business to the oil and gas industry. We were unsuccessful in raising the minimum capital required to complete the transaction and subsequently terminated all the agreements. We have engaged in discussions concerning potential business combinations, but have not entered into any agreement for such a combination.

Our failure to generate revenues and conduct operations since inception raise substantial doubt about the Company's ability to continue as a going concern. We will require substantial working capital, and currently has inadequate capital to fund all of its business strategies, which could severely limit our operations.

ITEM 3.     CONTROL AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As at the end of the period, the Company's management has carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the

Company's disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the quarter ended October 31, 2003.

There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.


                          PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            None; not applicable.

ITEM 2.     CHANGES IN SECURITIES

            None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None; not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On August 12, 2003, we held an annual meeting of its stockholders in Vancouver, British Columbia. At the meeting the following persons were elected to serve as directors of the Company until the next annual meeting of the Company's stockholders or until the election or appointment of their successors:

     Jim Glavas
     Richard Achron
     Dickson Coatsworth

     At the meeting, the stockholders also ratified and confirmed the appointment of Manning Elliott, Chartered Accountants as the Company's independent auditors for the fiscal year ended April 30, 2004.

ITEM 5.     OTHER INFORMATION

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

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


                                        NORTH AMERICAN NATURAL GAS, INC.



Date:  November 25, 2003                By:   /s/ Jim Glavas
       ---------------------                 -----------------------------------
                                              Jim Glavas
                                              President, Chief Executive Officer
                                              and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:




Date:    November 25, 2003              By:   /s/ Jim Glavas
       ---------------------                 -----------------------------------
                                              Jim Glavas
                                              President, Chief Executive
                                              Officer and Director



Date:    November 25, 2003              By:   /s/ Richard Achron
       ---------------------                 -----------------------------------
                                              Richard Achron
                                              Chief Financial Officer and
                                              Director



Date:    November 25, 2003              By:   /s/ Dickson Coatsworth
       ---------------------                 -----------------------------------
                                              Dickson Coatsworth
                                              Director