Form 10QSB
period 2004-01-31
NORTH AMERICAN NATURAL GAS INC
filed 2004-03-01
CIK 1112425

U. S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _______________________ to ___________________

Commission File No. 000-32089

NORTH AMERICAN NATURAL GAS, INC.
(Name of Small Business Issuer as specified in its Charter)

Washington

91-2023071

(State or Other Jurisdiction of

(I.R.S. Employer

incorporation or organization)

Identification No)

580 Hornby Street, Suite 210 Vancouver, British Columbia, Canada V6C 3B6
(Address of Principal Executive Offices)
(604) 687-6991
Issuer's Telephone Number
N/A

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

January 31, 2004
Common – 19,812,500 common shares

DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

Transitional Small Business Issuer Format	Yes	X	No

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

To simplify the language in this Form 10-QSB, North American Natural Gas, Inc., formerly FAR Group Inc., is also referred to as the “Company” or “we”.  The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related notes.  In the opinion of management, the Financial Statements fairly present the financial condition of the Company.

North American Natural Gas Inc.

(Formerly FAR Group Inc.)

(A Development Stage Company)

Balance Sheets

	January 31 2004 $ (Unaudited)	April 30 2003 $ (Audited)
ASSETS

Current Assets

Cash	52,114	103,255
Funds held to repay share subscriptions (Note 3)	–	1,601,485

Total Assets	52,114	1,704,740

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable	1,690	14,078
Accrued liabilities	1,500	5,500
Share subscriptions refundable (Note 3)	–	1,600,000

Total Liabilities	3,190	1,619,578

Stockholders' Equity

Common Stock: $0.0001 par value; authorized 100,000,000 common shares; 19,812,500 shares issued and outstanding respectively	1,981	1,981

Additional Paid-in Capital	309,019	309,019

	311,000	311,000

Preferred Stock: $.0001 par value; authorized 20,000,000 preferred shares; none issued	–	–

Deficit Accumulated During the Development Stage	(262,076)	(225,838)

Total Stockholders' Equity	48,924	85,162

Total Liabilities and Stockholders' Equity	52,114	1,704,740

(See Accompanying Notes to the Financial Statements)

North American Natural Gas Inc.

(Formerly FAR Group Inc.)

(A Development Stage Company)

Statements of Operations

(Unaudited)

	Accumulated
	March 24, 2000	Three Months		Nine Months
	(Date of Inception)	Ended		Ended
	to January 31,	January 31,		January 31,
	2004	2004	2003	2004	2003
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Accounting and legal	87,823	7,261	2,600	27,908	20,281
Business development	25,000	–	–	–	5,000
Finance costs	60,683	–	–	–	–
Consulting fees	25,000	–	–	–	–
Directors fee	9,500	1,500	–	4,500	–
License written-off	35,000	–	–	–	–
Office	9,308	503	107	1,891	1,381
Transfer agent and filing fees	11,607	608	339	2,397	1,784
Less Interest Income	(1,845)	–	–	(457)	–

Total Expenses	(262,076)	(9,872)	(3,046)	(36,239)	(28,446)

Net loss	(262,076)	(9,872)	(3,046)	(36,239)	(28,446)

Net loss Per Share		–	–	–	–

Weighted Average Number of Shares Outstanding (stock split applied retro actively)		19,812,500	15,850,000	19,812,500	15,850,000

(Diluted loss per share has not been presented, as the result is anti-dilutive)

(See Accompanying Notes to the Financial Statements)

North American Natural Gas Inc.

(Formerly FAR Group Inc.)

(A Development Stage Company)

Statements of Cash Flow

	Nine Months Ended
	January 31,
	2004	2003
	$	$

Cash Flows From Operating Activities

Net loss	(36,239)	(28,446)

Change in non-cash working capital items

Decrease in accounts payable and accrued liabilities	(16,387)	(10,233)
Decrease in share subscriptions refundable (Note 3)	(1,600,000)	–

Net Cash Used By Operating Activities	(1,652,626)	(38,679)

Cash Flows From Financing Activities

Common shares issued	–	250,000

Increase (Decrease) In Cash	(1,652,626)	211,321

Cash - Beginning of Period	1,704,740	4,645

Cash - End of Period	52,114	215,966

(See Accompanying Notes to the Financial Statements)

North American Natural Gas Inc.

(Formerly FAR Group Inc.)

(A Development Stage Company)

Notes to the Financial Statements

NOTE 1 – BASIS OF PRESENTATION

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

In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the nine-month period ended January 31, 2004 are not necessarily indicative of the results that can be expected for the year ended April 30, 2004.

NOTE 2 – DEVELOPMENT STAGE COMPANY

North American Natural Gas, Inc. (formerly FAR Group, Inc.) herein (the “Company”) was incorporated in the State of Washington, U.S.A. on March 24, 2000. The Company acquired a license to market and distribute vitamins, minerals, nutritional supplements, and other health and fitness products in which the grantor of the license offers these products for sale from various suppliers on their Web site.

The Company is in the development stage. In a development stage company, management devotes most of its activities in developing a market for its products.  Planned principal activities have not yet begun. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. There is no guarantee that the Company will be able to raise any equity financing or sell any of its products at a profit. There is substantial doubt regarding the Company’s ability to continue as a going concern.

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

NOTE 3 – SHARE SUBSCRIPTIONS REFUNDABLE

During fiscal 2003, the Company entered into agreements to purchase interests in two oil and gas exploration opportunities subject to raising a minimum of US$11,000,000 in a private offering. All funds received were kept in a lawyer’s escrow account until the minimum was received. A total of US$3,600,000 was raised as at April 28, 2003. The Company was unsuccessful in its efforts to raise the minimum amount and all funds received pursuant to the offering were returned to the original subscribers from the escrow account and all agreements were terminated.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying financial statements and notes and the other financial information appearing elsewhere in this report.  This Report contains statements that may contain forward-looking statements concerning the Company’s future operations and planned future acquisitions and other matters and the Company intends that such forward-looking statements be subject to the safe harbours for such statements.  Any statements that involve discussions with respect to predictions, expectations, belief, plans, projections, objectives, assumptions or future events or performances often, but not always, using phrases such as “expects”, or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates”, or “intends”, or stating that certain actions, events or results “may”, “could”, or “might” or “will” be taken to occur or be achieved are not statements of historical fact and may be “forward looking statements”.

The Company cautions readers not to place undue reliance on any such forward-looking statements which speak only as of the date made.  Such forward-looking statements are based on the beliefs and estimates of the Company’s management as well as on assumptions made by and information currently available to the Company at the time such statements were made.  Forward-looking statements are subject to a variety of risks and uncertainties which could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation, the failure to obtain adequate financing on a timely basis and other risks and uncertainties.  Actual results could differ materially from those projected in the forward-looking statements, either as a result of the matters set forth or incorporated in this Report generally and certain economic and business factors, some of which may be beyond the control of the Company.

Critical Accounting Policies

The Company’s discussions and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources are based upon the Company’s financial statements, which have been prepared in accordance with US GAAP.  The preparation of these financial statements requires the Company to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, management re-evaluates its estimates and judgements, particularly those related to the determination of the impairment of its intangible assets.

Plan of Operation

During the period from March 24, 2000 through January 31, 2004, we engaged in no significant operations other than organizational activities, acquisition of the rights to market Vitamineralherb, preparation for registration of its securities under the Securities Act of 1933, as amended, preparation of a supplementary business plan and completing a private placement to fund this secondary division.  No revenues were received by us during this period.

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

For the nine-month period ended January 31, 2004, we had total general and administrative expenses of $36,239 as compared to $28,446 during the same period ended January 31, 2003, an increase of $7,793.  For the nine-month period ended January 31, 2004, a director was paid $4,500 for fees (nil in 2003).

For the remainder of the current fiscal year ending April 30, 2004, we anticipate incurring a loss as a result of expenses associated with maintaining the Company in good standing, setting up a corporate structure to begin implementing its business plan and exploring new business opportunities.

We remain a company in the development stage. Our balance sheet as of January 31, 2004 reflects total assets of $52,114 comprising of cash. We had total liabilities of $3,190 for a positive working capital position of $48,924.  We have incurred a loss of $36,239 for the fiscal period to date and a total loss of $262,076 from inception.  During the quarter ended January 31, 2004, we did not issue any common stock.

Liquidity

We had cash on hand of $52,114 as at January 31, 2004 and working capital of $48,924 as compared to cash on hand of $103,255 and working capital of $83,677 as at April 30, 2003.  As at April 30, 2003 a total of $1,600,000 was held in escrow as funds to be used to repay share subscriptions relating to the Company’s failed financing effort.  During the July 31, 2003 quarter, the $1,600,000 was paid from the escrow account.  We believe that we have sufficient funds to meet our administrative operating obligations for the next twelve months but will need additional capital to carry out all of our obligations and business strategies.

We intend to raise additional capital required to fund our financing needs by issuance of debt and equity.  Management has been exploring a number of other options to meet our obligations and future capital requirements, including the possibility of an equity offering, a debt financing, and a business combination.  There can be no assurance capital will be available or accessible on reasonable terms.

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

Our failure to generate revenues and conduct operations since inception raises substantial doubt about the Company’s ability to continue as a going concern. We will require substantial working capital, and we currently have inadequate capital to fund all of our business strategies, which could severely limit our operations.

ITEM 3.

CONTROL AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As at the end of the period, the Company’s management has carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e).  Based upon the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the quarter ended January 31, 2004.

There were no significant changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None; not applicable.

ITEM 2.

CHANGES IN SECURITIES

None

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None; not applicable.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.

OTHER INFORMATION

None

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits

a.1

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer

a.2

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

a.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 – Chief Executive Officer

a.2

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 – Chief Financial Officer

(a)

Reports on Form 8-K

None

DOCUMENTS INCORPORATED BY REFERENCE

Annual Report on Form 10-KSB for the fiscal year ended April 30, 2003 filed July 9, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	February 24, 2004	By:	/s/ Jim Glavas
Jim Glavas President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Date:	February 24, 2004	By:	/s/ Jim Glavas
Jim Glavas President, Chief Executive Officer and Director
Date:	February 24, 2004	By:	/s/ Richard Achron
Richard Achron Chief Financial Officer and Director
Date:	February 24, 2004	By:	/s/ Dickson Coatsworth
Dickson Coatsworth Director

EXHIBIT 31.1

SECTION 302 CERTIFICATION

I, Jim Glavas, certify that:

1.

I have reviewed this quarterly report of North American Natural Gas, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

paragraph omitted in accordance with SEC transition Rules contained in the SEC Release No. 33-8238;

c)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

d)

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function);

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	February 24, 2004	/s/Jim Glavas____________
Jim Glavas
Principal Executive Officer

EXHIBIT 31.2

SECTION 302 CERTIFICATION

I, Richard Achron, certify that:

1.

I have reviewed this quarterly report of North American Natural Gas, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

paragraph omitted in accordance with SEC transition Rules contained in SEC Release No. 33-8238;

c)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

d)

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function);

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	February 24, 2004	/s/Richard Achron____________
Richard Achron
Principal Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. '1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of NORTH AMERICAN NATURAL GAS, INC. (the “Company”) on Form 10-QSB for the period ended January 31, 2004 as filed with the Securities and Exchange Commission on the date here of (the “Report”), I, Jim Glavas, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. '1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Jim Glavas_____________________ Jim Glavas Chief Executive Officer February 24, 2004

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. '1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of NORTH AMERICAN NATURAL GAS, INC. (the “Company”) on Form 10-QSB for the period ended January 31, 2004 as filed with the Securities and Exchange Commission on the date here of (the “Report”), I, Richard Achron, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. '1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Richard Achron_____________________ Richard Achron Chief Financial Officer February 24, 2004