Form 10KSB
period 2004-04-30
NORTH AMERICAN NATURAL GAS INC
filed 2004-07-15
CIK 1112425

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.   20549

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended – April 30, 2004
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

Commission file number 000-32089

NORTH AMERICAN NATURAL GAS, INC.

(Name of small business in its charter)

WASHINGTON (State or other jurisdiction of incorporation or organization)	91-2023071 (Employer Identification No.)

NORTH AMERICAN NATURAL GAS, INC.

580 Hornby Street, Suite 210

Vancouver, British Columbia

Canada  V6C 3B6

(Address of principal executive offices, including zip code.)

(604) 687-6991

(Registrant's telephone number, including area code)

n/a

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

YES [ X  ]   NO [   ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [  X  ]

State issuer’s revenues for its most recent fiscal year:

Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note:  If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

June 25, 2004 – There are approximately 7,500,000 shares of voting common stock of the Company held by non-affiliates.  The aggregate market value of the voting common stock held by non-affiliates on June 25, 2004, computed at the average bid and ask price of such common equity as of June 25, 2004, was $9,562,500, assuming solely for the purposes of this calculation that the directors and executive officers of the issuer are “affiliates”.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS.

Not Applicable.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: June 25, 2004 – 19,812,500 shares of Common Stock

DOCUMENTS INCORPORATED BY REFERENCE

A description of “Documents Incorporated by Reference” is contained in Item 13 of this Report

Transitional Small Business Disclosure Format  (Check one):

     YES [ X  ]   NO [  ]

#

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

The Company

North American Natural Gas, Inc., formerly FAR Group Inc., or the “Company”, was incorporated under the laws of the State of Washington on March 24, 2000.  To date, the Company’s only activities have been organizational, directed at acquiring its principal asset, raising its initial capital and developing its business plan.  The Company has not commenced commercial operations.  The Company has no full time employees and owns no real estate.

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

The Company (and its customers) will have access to all products offered on the Vitamineralherb.com website, as well as the ability to order custom-formulated and custom-labeled products.  The website is maintained by Vitamineralherb.com, and each licensee pays an annual website maintenance fee of $500.  All financial transactions are handled by Vitamineralherb.com’s Internet clearing bank.

Implementation of Business Plan

The Company’s business plan is to determine the feasibility of selling Viamineralherb.com products to targeted markets. Should the Company determine that its business plan is feasible, it intends to employ salespeople to call on medical professionals, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness professionals, school and other fund raising programs and other similar types of customers to interest these professionals in selling to their clients, high-quality, low-cost vitamins, minerals, nutritional supplements, and other health and fitness products.  These professionals would sell the products to their clients via the Internet. The Company plans to implement its business plan by meeting the following milestones:

Milestone 1 – Market Survey:  In order to determine the feasibility of its business plan, the Company must conduct research into the various potential target markets.  The market analysis research will likely consist of a telephone survey to 100-200 potential clients, focusing on three or four of the core target markets, such as chiropractors, health clubs and alternative medicine practitioners.  The survey would likely contain questions that would determine the marketing approach and acceptability of specific products.

Milestone 2 – Hire Salespeople:  Should the Company determine that the exploitation of the license is feasible, it will then have to engage salespeople to market the products.  The Company expects that it may hire two salespeople during its first year of operation.  The hiring process would include running advertisements in the local newspaper and conducting interviews.  It is anticipated that hiring the salespeople may take four to eight weeks.  The cost of hiring the salespeople, not including compensation, is estimated at $20,000.

Milestone 3 – Establish an Office:  The Company would then have to establish an office or offices for the sales force in the appropriate market or markets.  This would include an office, equipment such as computers and telephones, and sample inventory for the salespeople.  It is anticipated that it would take eight to twelve weeks to locate acceptable office space and select and purchase equipment.  The expense of office rental, equipment and inventory samples is estimated to be $45,000 per year.

Milestone 4 – Development of Advertising Campaign:  The next step would be to develop an advertising campaign, including a list of prospects based on potential clients identified in the market survey, and designing and printing sales materials.  It is anticipated that it would take approximately six to ten weeks to develop the advertising campaign, although, depending on the availability of resources, the Company will attempt to develop its advertising campaign concurrently with establishing an office.  The cost of developing the campaign is estimated at approximately $12,000 per year.

Milestone 5 – Implementation of Advertising Campaign/Sales Calls:  Implementation of the advertising campaign would begin with mailing the sales materials to the identified list of prospects.  Approximately two to four weeks thereafter, the salespeople would begin telephone follow-ups and scheduling of sales calls.  Although it will be necessary to make sales calls throughout the life of the company, it is estimated that the first round of sales calls will take approximately eight to twelve weeks to complete.  The cost of salary and expenses for two salespeople is estimated at $248,000 per year.

Milestone 6 – Achieve Revenues:  It is difficult to quantify how long it will take to convert a sales call into actual sales and revenues.  The Company will not begin receiving orders until its sales force is able to convince potential clients to begin offering such products to their customers, or to convert from an existing supplier.  The Company hopes that clients would begin placing orders within weeks of a sales call, but it may take several months before people begin to purchase products.  Moreover, customers may not be willing to pay for products at the time they order, and may insist on buying on account, which delay receipt of revenues another month or two.

The Company will have to obtain additional financing through an offering or through capital contributions by current shareholders.  No commitments to provide additional funds have been made by management or shareholders.  Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all.

Competitive Factors

The electronic commerce industry is rapidly evolving and intensely competitive and the Company expects competition to intensify in the future.  Barriers to entry are minimal and current and new competitors can launch sites at relatively low costs.  In addition, the vitamin, supplement, mineral and alternative health product market is very competitive and highly fragmented, with no clear dominant leader and increasing public and commercial attention.  Many of the Company’s potential competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than the Company.  In addition, an online retailer may be acquired by, receive investments from, or enter into other commercial relationships with larger, well-established and well financed companies as use of the Internet and other electronic services increases.  Competitors have and may continue to adopt aggressive pricing or inventory availability policies and devote substantially more resources to website and systems development than the Company.  Increased competition may result in reduced operating margins and loss of market share.

Regulations

We are not currently subject to direct federal, state or local regulation other than regulations applicable to businesses generally or directly applicable to electronic commerce.  However, the Internet is increasingly popular.  As a result, it is possible that a number of laws and regulations may be adopted with respect to the Internet.  These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security.  Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws.  Several states have proposed legislation to limit the uses of personal user information gathered online or require online services to establish privacy policies.  The Federal Trade Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third parties.  North American Natural Gas Inc. will not provide personal information regarding our users to third parties.  However, the adoption of such consumer protection laws could create uncertainty in Web usage and reduce the demand for the Company’s products.

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

Employees and Employment Agreements

North American Natural Gas, Inc. is a development stage company and currently has no employees.  The Company is currently managed by Jim Glavas, the Company’s President and the Board of Directors.  The Company hires consultants, attorneys and accountants as necessary and does not plan to engage any full-time employees in the near future.  The Company presently does not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, it may adopt plans in the future.

Available Information and Reports to Securities Holders

North American Natural Gas, Inc. is subject to the information and periodic reporting requirements of the Securities Exchange Act and, accordingly, will file periodic reports, proxy statements and other information with the Securities and Exchange Commission.  Such periodic reports, proxy statements and other information will be available for inspection and copying at the Commission’s public reference room and the website of Commission’s Public Reference Room located at 450 Fifth Street N.W., Washington D.C. 20549.  Please call the Commission at 1-800-SEC-0330 for further information about the public reference rooms.  The Company’s filings with the Commission are also available to the public from the Commission’s website at http://www.sec.gov.

ITEM 2.

DESCRIPTION OF PROPERTY.

The Company currently maintains limited office space occupied by Jim Glavas, the Company’s President and Coreena Hansen, the Company’s Secretary for which it pays no rent.   Its address is Suite 210-580 Hornby Street, Vancouver, British Columbia, Canada.  The Company does not believe that it will need to obtain additional office space at any time in the foreseeable future until its business plan is more fully implemented.

ITEM 3.

LEGAL PROCEEDINGS.

The Company is not a party to any pending litigation and none is contemplated or threatened.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On August 12, 2003, we held an Annual Meeting of Stockholders in Vancouver, British Columbia.  At the meeting the following persons were elected to serve as Directors of the Company until the next annual meeting of the Company’s stockholders or until the election or appointment of their successors:

Jim Glavas

Richard Achron

Dickson Coatsworth

At the meeting, the stockholders also ratified and confirmed the appointment of Manning Elliott, Chartered Accountants as the Company’s independent auditors for the fiscal year ended April 30, 2004.

PART II

ITEM 5.

MARKET FOR  COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is no “established trading market” for shares of the Company’s common stock.  As of March 20, 2003, the Company’s common stock was quoted over-the-counter on the Bulletin Board operated by the National Association of Securities Dealers, Inc., under the symbol “NAGA”.  No assurance can be given that any “established trading market” for the Company’s common stock will develop or be maintained.

The range of high and low closing trades for the Company’s common stock during each quarter of the fiscal years ended April 30, 2004 and 2003 is shown below.  Prices are inter-dealer quotations, without retail mark-up, mark-down, or commissions and may not represent actual transactions.

STOCK QUOTATIONS

Quarter ended:	High Trade	Low Trade
July 31, 2002	0.47	0.00
October 31, 2002	0.67	0.59
January 31, 2003	0.72	0.72
April 30, 2003	1.55	0.94
July 31, 2003	1.42	1.40
October 31, 2003	1.11	1.11
January 31, 2004	2.51	2.48
April 30, 2004	3.00	3.00

- The above represents the average high/low trade for the applicable quarter.

- The above takes into account the Company’s stock completed a 5:4 stock split in March 2003

There are no plans, proposals, arrangements or understandings with any person with regards to the development of a trading market in any of our securities.

Holders

As at June 25, 2004 the Company had 37 shareholders of record of common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form.  The beneficial owners of such shares are not known to the Company.

Dividends

North American Natural Gas, Inc. has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future.  There are no material restrictions limiting, or that are likely to limit, the Company’s ability to pay dividends in its common stock, except that dividends may not be paid to render it insolvent. Dividend policy will be based on the Company’s cash resources and needs and it is anticipated that all available cash will be needed for its operations in the foreseeable future.

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

Recent Sales of Unregistered Securities

None

ITEM 6.

  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN

  OF OPERATION.

Cautionary Statement Regarding Forward-looking Statements

Some discussions in this report may contain forward-looking statements that involve risks and uncertainties.  A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report.  Such factors include, those discussed in “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business”, as well as those discussed elsewhere in this report.  Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events.

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

In the audited financial statements for the fiscal year ended April 30, 2004, the Company’s auditors had issued a going concern opinion.  This means that the auditors believed there is doubt that the Company can continue as an on-going business unless it obtain additional capital to maintain its existence and to commence its operations.

As at April 30, 2004, the Company had cash of $44,236 and accounts payable and accrued liabilities of $5,279.  We do not know how long the money will last, however, we do believe that we have sufficient funds to meet our administrative operating obligations for the next twelve months but will need additional capital to carry out all of our obligations and business strategies.

Plan of Operation

During the period from March 24, 2000 through April 30, 2004, the Company has engaged in no significant operations other than organizational activities, acquisition of the rights to market Vitamineralherb.com, preparation for registration of its securities under the Securities Act of 1933, as amended, preparation of a supplementary business plan and completing a private placement to fund this secondary division. No revenues were received by the Company during this period.

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

Subsequent to the end of 2003, after the Company was unsuccessful in its efforts to raise the required capital to change its business purpose, it reverted back to the original business to determine the feasibility of marketing the Vitamineralherb.com products in various markets, and, if the products prove to be in demand, begin marketing and selling Vitamineralherb.com products.

During the fiscal year of 2003, the Company extended its license with Vitamineralherb.com for an additional three years to market vitamins, minerals, nutritional supplements and other health and fitness products in Minnesota through the Vitamineralherb.com web site.  The license is now valid until April 2006 subject to the payment of the annual fees.

The Company’s business plan in connection with the license to sell products through the Vitamineralherb.com web site was to determine the feasibility of selling products to targeted markets.  In order to determine the feasibility of its business plan, the Company plans to conduct research into these various potential target markets.  Should the Company determine that the exploitation of the license is feasible, it will engage salespeople to market the products.    Based primarily on discussions with the licensor, the Company believes that during its first operational quarter, it will need a capital infusion of approximately $85,000 to achieve a sustainable sales level where ongoing operations can be funded out of revenues.  This capital infusion is intended to cover costs of advertising, hiring and paying two salespeople and administrative expenses.  In addition, the Company will need approximately $260,000 in the event it determines that its market will not pay in advance and it will have to extend credit.  The Company will have to obtain additional financing through an offering or capital contributions by current shareholders.  There can be no assurance that additional financing will be available on terms acceptable to the Company, or at all.

The implementation of the Company’s initial plans was delayed as Vitamineralherb.com re-worked its web site rendering it non-operational for a period of time.  In addition, Vitamineralherb.com changed its primary supplier of products again delaying the Company’s ability to initiate its business plan.  The Company then looked at changing its business purpose to the oil and gas industry thus further delaying the implementation of the initial plans to determine the feasibility of selling the Vitamineralherb.com products.  The Company’s efforts to implement its initial business plan continues to be delayed as Vitamineralherb.com continues to modify its web site and to find a replacement supplier for its vitamin and mineral products to offer to its licensees.

The Vitamineralherb.com website is currently unoperational and we may need to consider going forward with our business plan.

We intend to continue to explore other business opportunities although we have not identified any new business opportunities and have no agreements related to such opportunities.

Results of Operations

From Inception on March 24, 2000 to April 30, 2004

The Company remains in the development stage.  The balance sheet as of April 30, 2004 reflects net cash of $44,236 against total liabilities of $5,279.  The Company has incurred a loss of $46,205 for the fiscal year to date and a total loss of $272,043 from inception.

The Company spent $85,683 in connection with the failed efforts to raise the $11,000,000 for the acquisition of the oil and gas properties.

The Company spent $20,948 in professional fees in fiscal 2004 as compared to $25,331 in 2003.  Transfer agent and filing fees were $3,077 as compared to $4,656 in 2003.

Liquidity and Capital Resources

As of the date of this report, the Company has yet to generate any revenues from its business operations.

The Company had cash on hand of $44,236 as at April 30, 2004 and working capital of $38,957 compared to cash on hand of $103,255 and a working capital of $85,162 as at April 30, 2003.  The Company believes that it has sufficient funds to meet its administrative operating obligations for the next twelve months.  For the current fiscal year ending April 30, 2004, we  incurred a loss as a result of expenses associated with maintaining the company in good standing and exploring new business opportunities

The Company will need additional capital to carry out all of its obligations and business strategies.  The Company intends to raise any additional capital required to fund its financing needs by issuance of debt and equity.  The Company’s management has been exploring a number of other options to meet the Company’s obligations and future capital requirements, including the possibility of equity offering, debt financing, and business combination.  There can be no assurance financing will be available or accessible on reasonable terms, or at all.

North American Natural Gas, Inc. may engage in a combination with another business.  During the fiscal year of 2003, the Company entered into agreements that would have changed its business to the oil and gas industry.  The Company was unsuccessful in raising the minimum capital required to complete the transaction and subsequently terminated all the agreements.  The Company has engaged in discussions concerning other potential business combinations, but has not entered into any agreement for such a combination.

The Company’s failure to generate revenues and conduct operations since its inception raises substantial doubt about the Company’s ability to continue as a going concern.  The Company will require substantial working capital and currently has inadequate capital to fund all of its business strategies, which could severely limit the Company’s operations.

Critical Accounting Policies

The Company's discussions and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon the Company's financial statements, which have been prepared in accordance with US GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

The financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its obligations in the normal course of business.  If the Company were not to continue as a going concern, it would likely not be able to realize its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the financial statements.  The Company will require additional capital to fund any future plan of operations.  There can be no assurance that the Company will be able to raise additional capital, and if the Company is unable to raise additional capital, it will unlikely be able to continue as a going concern.

ITEM 7.

FINANCIAL STATEMENTS

The financial statements for North American Natural Gas Inc. are at the end of this Report.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-KSB. Our financial statements for the period from inception to April 30, 2004, included in this report have been audited by Manning Elliott, Chartered Accountants, 11th Floor, 1050 West Georgia Street, Vancouver, British Columbia, Canada V6E 3S7 as set forth in their report included herein.

ITEM 8A.

CONTROLS AND PROCEDURES.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within 90 days prior to the date of this report, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended April 30, 2004.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the name, age and position of each director and executive officer of North American Natural Gas, Inc:

Name and Address	Age	Positions

Jim Glavas Richard Achron Dickson Coatsworth Coreena Hansen	41 61 34 30	Chief Executive Officer, President, Director Chief Financial Officer, Treasurer, Director Director Secretary

Background of Officers and Directors

Jim Glavas graduated from the Financial Management program at the British Columbia Institute of Technology in Vancouver, Canada in 1984.  From there, he spent several years in the banking industry as a leasing administrator with First City Trust.  In 1990 he changed career direction to become the General Sales Manager for Western Canada for Contour Distributors, a leading supplier and distributor of “top-of-the-line” appliances and high-end solid surface products.

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

Mr. Achron was the President and Director of Oban Mining Inc. a Company listed for trading on the OTC.BB from September, 2001.  He resigned as President of Oban Mining Inc. in November , 2003 and as a Director in January, 2004.

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

Coreena Hansen has been actively involved in corporate and financial management for the past eight years. During those eight years, she has gained public company experience in such areas as corporate compliance, securities regulatory filings and related legal and accounting requirements.  Ms. Hansen has been employed by Wood & Associates since February 1996 where she participates in the management of several public and private companies.  Ms. Hansen is also President and Director of Medusa Style Corporation and has been since its inception in August, 2002.

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

Compliance with Section 16(a) of the Exchange Act

To the best knowledge of the Company, all directors, officers and persons who beneficially owned more than ten percent of the Company’s common stock filed timely reports in compliance with Section 16(a).

Audit Committee

We do not have an audit committee or an audit committee charter.

Audit Committee Financial Expert

We do not have an audit committee financial expert.  We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive.  Further, because of our limited operations, we believe the services of a financial expert are not warranted at this time.

Code of Ethics

The Company has adopted a code of business conduct and ethics for directors, officers and employees.

Family Relationships

There are no family relationships amongst or between the directors and executive officers.

ITEM 10.

EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation paid by the Company to the Chief Executive Officer and the other highest paid executive officers (the Named Executive Officer) during the three most recent fiscal years.

Summary Compensation Table

Long Term Compensation

Annual Compensation	Awards	Payouts

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position [1]	Year	Salary ($)	Bonus ($)	Other Annual Compen-sation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options / SARs (#)	LTIP Payouts ($)	All Other Compen-sation ($)
Jim Glavas CEO, President, & Director Harry J. Briscoe Former CEO, President & Director Frank A. Roberts Former CEO, President & Director	2004 2003 2002 2004 2003 2002 2004 2003 2002	0 0 n/a n/a 0 n/a n/a n/a 0	0 0 n/a n/a 0 n/a n/a n/a 0	0 0 n/a n/a 0 n/a n/a n/a 0	0 0 n/a n/a 0 n/a n/a n/a 0	0 0 n/a n/a 0 n/a n/a n/a 0	0 0 n/a n/a 0 n/a n/a n/a 0	0 0 n/a n/a 0 n/a n/a n/a 0

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Option/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to any executive officers or any directors since our inception, accordingly, no stock options have been exercised by officers or directors in fiscal 2004.

Long-Term Incentive Plan Awards

The Company does not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure.

Compensation of Directors

An independent director was paid $6,000 for fees in fiscal 2004. There are no standard arrangements pursuant to which the Company’s directors are compensated for services provided as director.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

None

Report on Repricing of Options/SAR

The Company did not reprice any options or SARS during the year ended April 30, 2004.

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

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of June 25, 2004, the beneficial shareholdings of persons or entities holding five percent or more of our common stock, our directors and executive officers individually, and our directors and officers as a group. Each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial

Name of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent Of Class

Jim Glavas

2366 West 12th Avenue

Vancouver, British Columbia

Canada  V6K 2N9

CEO, President and Director

Richard Achron

11960 Hammersmith Way, #155

Richmond, British Columbia

Canada  V7A 5C9

CFO and Director

Dickson Coatsworth

390 Main Street

Tofino, British Columbia

Canada  V0R 2Z0

Director

Coreena Hansen

3847 Parker St.

Burnaby, British Columbia

V5C 3B5

Canada  V5A 2P3

Secretary

	12,312,500 Nil Nil Nil	62.14% 0.00% 0.00% 0.00%

All directors and executive officers as a group hold 12,312,500 common shares representing 62.14% (4 persons)

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of the Company’s securities that may result in a change in control of the Company.

Securities Authorized for Issuance Under Compensatory Plans

The Company has no compensation plans (including individual compensation arrangements) under which securities are authorized for issuance.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

No director, executive officer or nominee for election as a director of North American Natural Gas, Inc., and no owner of five percent or more of the Company’s outstanding shares or any member of their immediate family has entered into or proposed any transaction in which the amount involved exceeds $60,000.

ITEM 13.

EXHIBITS, AND REPORTS ON FORM 8-K.

(a)

Exhibits

 14.1

Code of Ethics

 31.1     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer

 31.2     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

 32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer

 32.2

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

Index to Exhibits Incorporated by Reference

  3.1

Articles of Incorporation (1)

  3.2      Certificate of Amendment to Certificate of Incorporation (2)

  3.3      Bylaws (3)

  10.1    License Agreement dated April 13, 2000 between the Registrant and Vitamineralherb.com Corp. (4)

  10.2    Assignment of License Agreement dated April 13, 2000 between Frank Roberts and Registrant. (5)

  10.3    Promissory Note dated April 13, 2000 between Registrant and Vitamineralherb.com Corp. (6)

Exhibits Incorporated by Reference

(1)         Filed as an exhibit to Registrant’s SB2 Registration Statement on June 2, 2000 and incorporated herein by reference.

(2)

Filed as an exhibit to Registrant’s Form 8K on March 25, 2003 and incorporated herein by reference.

(3)

Filed as an exhibit to Registrant’s SB2 Registration Statement on June 2, 2000 and incorporated herein by reference.

(4)

Filed as an exhibit to Registrant’s SB2 Registration Statement on June 2, 2000 and incorporated herein by reference.

(5)

Filed as an exhibit to Registrant’s SB2 Registration Statement on June 2, 2000 and incorporated herein by reference.

(6)

Filed as an exhibit to Registrant’s SB2 Registration Statement on June 2, 2000 and incorporated herein by reference.

(b) Reports on Form 8-K

None

(b) (1) Financial Statements Filed

Quarterly Report on Form 10-QSB for the period ended January 31, 2004 filed March 1, 2004

Quarterly Report on Form 10-QSB for the period ended October 31, 2003 filed November 26, 2003

Quarterly Report on Form 10-QSB for the period ended July 31, 2003 filed September 4, 2003

Annual Report of Form 10-KSB for the fiscal year ended April 30, 2003 filed July 9, 2003.

Quarterly Report on Form 10-QSB for the period ended January 31, 2003 filed March 6, 2003

Quarterly Report on Form 10-QSB for the period ended October 31, 2002 filed December 3, 2002

Quarterly Report on Form 10-QSB for the period ended July 31, 2002 filed August 30, 2002

Annual Report on Form 10-KSB for the fiscal year ended April 30, 2002

Annual Report on Form 10-KSB for fiscal year ended April 30, 2001

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees for services Manning Elliott, Chartered Accountants provided during fiscal years 2004 and 2003:

	2004	2003
Audit Fees (1)	$ 6,450	$ 2,670
Audit-related fees (2)	0	0
Tax fees (3)	n/a	$ -
All other fees (4)	0	0

Total	$ 6,450	$ 2,670

(1)

Represents fees for professional services provided in connection with the audit of the Company’s annual financial statements and review of the Company’s quarterly financial statements, advice on accounting matters that arose during the audit and audit services.

(2)

During fiscal 2004 and 2003, the Company did not incur fees for assurance and related services that are reasonably related to the performance of the audit or review of financial statements and are not reported elsewhere.

(3)

Represents fees for services and advice provided in connection with the preparation of the Company’s federal and state tax returns.

(4)

During fiscal 2004 and 2003, the Company did not incur any other fees related to the Company’s financial statements and other services provided.

The Company’s Board of Directors has determined that the provision of non-audit  services by Manning Elliott, Chartered Accountants, is compatible with maintaining Manning Elliott’s independence, and none of such services were pre-approved pursuant to the de minimis exception provided in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934.

The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934,

the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of July, 2004.

NORTH AMERICAN NATURAL GAS, INC. (Registrant)

BY:	/s/ Jim Glavas Jim Glavas, President, Principal Executive Officer and member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date
/s/ Jim Glavas Jim Glavas /s/ Richard Achron Richard Achron	President, Principal Executive Officer, and a member of the Board of Directors Principal Financial Officer, and a member of the Board of Directors	07/07/2004 07/07/2004

#

Manning Elliott Chartered Accountants

11th Floor, 1050 West Pender Street

Vancouver, BC V6E 3S7

Phone: 604-714-3600

Fax: 604-714-3669

Web: manningelliott.com

Independent Auditor’s Report

To the Stockholders and Board of Directors

of North American Natural Gas Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of North American Natural Gas Inc. (A Development Stage Company) as of April 30, 2004 and 2003 and the related statements of operations, stockholders’ equity and cash flows accumulated for the period from March 24, 2000 (Date of Inception) to April 30, 2004 and the years ended April 30, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of North American Natural Gas Inc. (A Development Stage Company), as of April 30, 2004 and 2003, and the results of its operations and its cash flows accumulated for the period from March 24, 2000 (Date of Inception) to April 30, 2004 and the years ended April 30, 2004 and 2003, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues or conducted any operations since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ “Manning Elliott”

CHARTERED ACCOUNTANTS

Vancouver, Canada

May 25, 2004

#

North American Natural Gas Inc.

(A Development Stage Company)

Balance Sheets

	April 30, 2004 $	April 30, 2003 $
ASSETS

Current Assets

Cash	44,236	103,255
Funds held to repay share subscriptions (Note 3)	–	1,601,485

Total Assets	44,236	1,704,740

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable	429	14,078
Accrued liabilities	4,850	5,500
Share subscriptions refundable (Note 3)	–	1,600,000

Total Liabilities	5,279	1,619,578

Contingency (Note 1)

Stockholders' Equity

Preferred Stock: $.0001 par value; authorized 20,000,000 preferred shares; none issued (Note 7)	–	–

Common Stock: $0.0001 par value; authorized 100,000,000 common shares; 19,812,5000 shares issued and outstanding (Note 6)	1,981	1,981

Additional Paid-in Capital	309,019	309,019

Deficit Accumulated During the Development Stage	(272,043)	(225,838)

Total Stockholders' Equity	38,957	85,162

Total Liabilities and Stockholders' Equity	44,236	1,704,740

(See Accompanying Notes to the Financial Statements)

#

North American Natural Gas Inc.

(A Development Stage Company)

Statements of Operations

	Accumulated March 24, 2000	Year Ended
	(Date of Inception) to April 30, 2004 $	April 30, 2004 $	April 30, 2003 $
Revenue	–	–	–

Expenses

Professional Fees	80,863	20,948	25,331
Business development	24,475	–	25,000
Finance costs	75,975	15,292	60,683
Consulting fees	25,000	–	10,000
Director’s fee	11,000	6,000	5,000
License written-off	35,000	–	–
Office	9,288	1,345	5,899
Transfer agent and filing fees	12,287	3,077	4,656
Less interest income	(1,845)	(457)	(1,386)

Total Expenses	272,043	46,205	135,183

Net Loss For The Period	(272,043)	(46,205)	(135,183)

Net loss Per Share – Basic and Diluted	–	–	(.01)

Weighted Average Number of Shares Outstanding (stock split applied retro actively – See Note 6)		19,812,000	19,741,000

(See Accompanying Notes to the Financial Statements)

#

North American Natural Gas Inc.

(A Development Stage Company)

Statement of Stockholders’ Equity

From March 24, 2000 (Date of Inception) to April 30, 2004

					Deficit
					Accumulated
			Additional		During the
	Common	Stock	Paid-in		Development
	Shares	Amount	Capital	Total	Stage
	#	$	$	$	$

Balance – March 24, 2000 (Date of Inception)	–	–	–	–	–

Stock issued for legal and organizational expenses At fair market value of 0.01 per share	12,000,000	1,200	14,800	16,000	–

Net loss for the period	–	–	–	–	(51,000)

Balance-April 30, 2000	12,000,000	1,200	14,800	16,000	(51,000)

Stock issued for cash at $0.01 per share	7,500,000	750	9,250	10,000	–

Net loss for the year	–	–	–	–	(12,588)

Balance – April 30, 2001	19,500,000	1,950	24,050	26,000	(63,588)

Net loss for the year	–	–	–	–	(27,067)

Balance – April 30, 2002	19,500,000	1,950	24,050	26,000	(90,655)

Stock issued for cash at $1.00 per share	312,500	31	249,969	250,000	–

Extinguishment of Note Payable (Note 5)	–	–	35,000	35,000	–

Net loss for the year	–	–	–	–	(135,183)

Balance – April 30, 2003	19,812,500	1,981	309,019	311,000	(225,838)

Net loss for the year	–	–	–	–	(46,205)

Balance – April 30, 2004	19,812,500	1,981	309,019	311,000	(272,043)

The number of shares issued and values assigned has been restated for all periods to reflect a forward split of common stock on a 6 new for 1 old basis and a stock dividend of one share for every four shares held on August 31, 2001 and March 17, 2003, respectively.

(See Accompanying Notes to the Financial Statements)

#

North American Natural Gas Inc.

(A Development Stage Company)

Statements of Cash Flow

	Accumulated March 24, 2000	Year Ended	Year Ended
	(Date of Inception)	April 30	April 30
	To April 30, 2004	2004	2003
	$	$	$

Cash Flows From Operating Activities	(272,043)	(46,205)	(135,183)

Net loss

Adjustments to reconcile net loss to cash

Legal and organizational costs	16,000	–	–
Licence written off	35,000	–	–

Change in non-cash working capital items

Increase (decrease) in accounts payable and accrued liabilities	5,279	(14,299)	(14,722)
Share subscriptions refundable (Note 3)	–	(1,600,000)	1,600,000

Net Cash (Used in) Provided by Operating Activities	(215,764)	(1,660,504)	1,450,095

Cash Flows From Financing Activities

Common shares issued	260,000	–	250,000

Net Cash Provided by Financing Activities	260,000	–	250,000

Increase (Decrease) In Cash	44,236	(1,660,504)	1,700,095

Cash - Beginning of Year	–	1,704,740	4,645

Cash - End of Year	44,236	44,236	1,704,740

Non - Cash Financing Activities

A total of 1,600,000 shares were issued to a director at a fair market value of $ 0.01 per share for legal and organizational expenses paid	16,000	–	–

A note payable was assumed by the Company for the acquisition of a License from a former director which was forgiven on July 12, 2002 (Notes 4 and 5)	35,000	–	–

	51,000	–	–

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

(See Accompanying Notes to the Financial Statements)

#

1.          Development Stage Company

North American Natural Gas, Inc. herein (the “Company”) was incorporated in the State of Washington, U.S.A. on March 24, 2000. The Company acquired a license to market and distribute vitamins, minerals, nutritional supplements, and other health and fitness products in which the grantor of the license offers these products for sale from various suppliers on their Web Site. The Company was also developing a marketing strategy to offer personal care products through a kiosk-based ordering system.

During fiscal 2003 the Company changed its name from FAR Group, Inc. to North American Natural Gas, Inc. as it had anticipated that it would undertake a new business purpose in the oil and gas exploration industry. The Company was unsuccessful in its efforts to raise the required capital to acquire the oil and gas properties contemplated and reverted back to its original business to exploit the license to market and sell vitamins and other health and fitness products.

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

The Company has enough cash on hand as at April 30, 2004 to maintain basic operations for the next twelve months but will require significant additional capital to exploit its business plan.

2.          Summary of Significant Accounting Policies

(a)

  Basis of Accounting

These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and are presented in United States dollars.

(b)

  Year end

The Company’s fiscal year end is April 30.

(c)

  Long-Lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

(d)

  Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

(e)

  Foreign Currency Transactions/Balances

The Company's functional currency is the United States dollar. Occasional transactions occur in Canadian currency, and management has adopted SFAS No. 52, “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction.

(f)

  Revenue Recognition

The Company will receive, from the Grantor of the license, commissions of one-half of all the profit on all sales made through the Grantor’s Web Site. The commission revenue will be recognized in the period the sales have occurred. The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured. The Company will report the commission revenue on a net basis as the Company is acting as an Agent for the Grantor and does not assume any risks or rewards of the ownership of the products. This policy is prospective in nature, as the Company has not yet generated any revenue.

(g)

  Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

(h)

  Offering Costs

In accordance with SEC staff accounting Bulletin No. 5 offering costs may properly be deferred and charged against proceeds of the offering. The Company has elected to charge such offering costs to operations.

(i)

  Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2004, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(j)

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

(k)

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

(l)

  Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash. Cash was deposited with a high quality credit institution.

(m)

  Recent Accounting Pronouncements

In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104), which supersedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's financial statements.  In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

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

4.

License

The Company's only asset is a license to market vitamins, minerals, nutritional supplements and other health and fitness products through the Grantor’s Web Site. The Company desires to market these products to medical practitioners, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness practitioners, school and other fund raising programs and other similar types of customers in Minnesota. The license was acquired on April 13, 2000 and renewed on August 15, 2002 for a term of three years. The Company must pay an annual fee of $500 for maintenance of the Grantor’s Web Site commencing with the year ended April 13, 2002. The annual fees for 2003 and 2004 have been waived by the Grantor. The Grantor of the license retains 50% of the profits.

The Company paid total consideration of $35,000 for the license with a note payable of $35,000. See Note 5.

The License was written-off to operations due to the lack of historical cash flow and lack of a market to resell the license. However, it is the Company’s intention to conduct a survey to determine its core target market from amongst the potential clients under its Vitamineralherb.com license, hire commissioned sales staff, establish an office, advertise, and begin making sales.

5.

Related Party Transaction

The License referred to in Note 4 was assigned to the Company by the former sole director and former President of the Company for consideration of the assumption of a note payable of $35,000 to Vitamineralherb.com. The License was recorded at the transferor’s cost of $35,000, which was also fair market value at the time. The Grantor of the License was not related to the Company. On December 12, 2000, on behalf of the Company, the former President of the Company repaid the note payable to Vitamineralherb.com for which the Company issued a note payable of $35,000 to the former President of the Company. The $35,000 note payable to the former President of the Company was unsecured, non-interest bearing and was repayable by December 31, 2010. On July 12, 2002, the former President of the Company forgave the note payable and released the Company from all obligations. Due to his relationship to the Company as the principal stockholder at the time of forgiveness, the forgiveness of this debt was treated as additional paid-in capital, in accordance with the provisions of Staff Accounting Bulletin Topic 5T.

6.

Common Stock

(a)

The Company’s Board of Directors approved a six for one forward split with a record date of August 31, 2001. The Company’s Board of Directors approved a stock dividend of one share for every four shares held with a record date of March 17, 2003. These recapitalizations were applied retroactively.

(b)

During fiscal 2003, pursuant to a private placement, the Company issued 312,500 common shares at $0.80 per share for total cash consideration of $250,000.

(c)

There is no stock option plan for employees and non-employees of the Company.

7.

Preferred Stock

On March 13, 2003 the Company authorized 3,500,000 of the existing authorized preferred stock be designated as Class “A” Convertible Preferred Shares having a par value of $10.00 per share. None have been issued. When issued, holders will be entitled to receive a 6% cash dividend of $0.60 per share payable quarterly. These shares also carry conversion features of 1 preferred share for 8 common shares.

8.

Income Taxes

The Company has adopted the provisions of SFAS No. 109 (SFAS 109), Accounting for Income Taxes. Pursuant to SFAS 109, the Company is required to compute tax asset benefits for net operating loss carry forwards. Potential benefit of net operating losses has not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years.

The Company has $238,000 in net operating losses to carry forward to offset future years taxable income expiring in fiscal 2015 through 2018.

The components of the net deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	2004 $	2003 $

Net Operating Losses	46,000	137,000
Statutory Tax Rate	34%	34%
Effective Tax Rate	–	–
Deferred Tax Asset	15,640	46,580
Valuation Allowance	(15,640)	(46,580)

Net Deferred Tax Asset	–	–