Form 10QSB
period 2004-07-31
NORTH AMERICAN NATURAL GAS INC
filed 2004-09-14
CIK 1112425

U. S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _______________________ to _______________________

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

July 31, 2004

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

North American Natural Gas Inc.

(A Development Stage Company)

Balance Sheets

(Expressed in U.S. Dollars)

	July 31 2004 $ (Unaudited)	April 30 2004 $ (Audited)
ASSETS

Current Assets

Cash	35,564	44,236

Total Assets	35,564	44,236

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable	2,294	429
Accrued liabilities	2,450	4,850

Total Liabilities	4,744	5,279

Stockholders' Equity
Preferred Stock: $.0001 par value; authorized 20,000,000 preferred shares; none issued	–	–

Common Stock: $0.0001 par value; authorized 100,000,000 common shares; 19,812,500 shares issued and outstanding respectively	1,981	1,981

Additional Paid-in Capital	309,019	309,019
Deficit Accumulated During the Development Stage	(280,180)	(272,043)
Total Stockholders' Equity	30,820	38,957

Total Liabilities and Stockholders' Equity	35,564	44,236

(See Accompanying Notes to the Financial Statements)

North American Natural Gas Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

(Expressed in U.S. Dollars)

	Accumulated from
	March 24, 2000	Three Months Ended
	(Date of Inception)	July 31,
	to July 31, 2004 $	2004 $	2003 $

Revenue	–	–	–

Expenses

Accounting and legal	87,038	6,175	17,867
Business development	24,475	–	–
Finance costs	75,975	–	–
Consulting fees	25,000	–	–
Directors fee	12,500	1,500	1,500
License written-off	35,000	–	–
Office	9,447	158	1,025
Transfer agent and filing fees	12,590	303	1,369
Less interest income	(1,845)	–	(457)

Total Expenses	280,180	8,136	21,304

Net Loss for the Period	(280,180)	(8,136)	(21,304)

Net Loss Per Share – Basic and Diluted	–	–	–

Weighted Average Number of Shares Outstanding (stock split applied retro actively)		19,812,500	19,812,500

(See Accompanying Notes to the Financial Statements)

North American Natural Gas Inc.

(A Development Stage Company)

Statements of Cash Flow

(Unaudited)

(Expressed in U.S. Dollars)

	Three Months Ended
	July 31,
	2004 $	2003 $

Cash Flows From Operating Activities

Net loss for the period	(8,136)	(21,304)

Change in non-cash working capital items

(Decrease) in accounts payable and accrued liabilities	(535)	(14,551)
Share subscriptions refundable (Note 3)	–	(1,600,000)

Net Cash Used in Operating Activities	(8,671)	(1,635,855)

Decrease In Cash	(8,671)	(1,635,855)

Cash - Beginning of Period	44,236	1,704,740

Cash - End of Period	35,564	68,885

Non - Cash Financing Activities	–	–

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

(See Accompanying Notes to the Financial Statements)

North American Natural Gas Inc.

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

(Expressed in U.S. Dollars)

NOTE 1 – BASIS OF PRESENTATION

These unaudited financial statements have been prepared in accordance with the instructions to SEC Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto as at April 30, 2004.

In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the three-month period ended July 31, 2004 are not necessarily indicative of the results that can be expected for the year ended April 30, 2005.

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying financial statements and notes and the other financial information appearing elsewhere in this report.  This Report contains statements that may contain forward-looking statements concerning the Company’s future operations and planned future acquisitions and other matters and the Company intends that such forward-looking statements be subject to the safe harbors for such statements.  Any statements that involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performances often, but not always, using phrases such as “expects”, or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates”, or “intends”, or stating that certain actions, events or results “may”, “could”, or “might” or “will” be taken to occur or be achieved are not statements of historical fact and may be “forward looking statements”.

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

Plan of Operation

During the period from March 24, 2000 through July 31, 2004, we engaged in no significant operations other than organizational activities, acquisition of the rights to market Vitamineralherb, preparation for registration of securities under the Securities Act of 1933, as amended, preparation of a supplementary business plan and completing a private placement.  No revenues were received by us during this period.

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

As we were unsuccessful in our efforts to raise the required capital to change our business purpose, we reverted back to our original business to determine the feasibility of marketing the Vitamineralherb.com products in various markets, and, if the products proved to be in demand, begin marketing and selling Vitamineralherb.com products.

We extended our license with Vitamineralherb.com for an additional three years to market vitamins, minerals, nutritional supplements and other health and fitness products in Minnesota through the Vitamineralherb.com web site.  The license remains in effect until April 2006 subject to the payment of annual fees.

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

To date, the Vitamineralherb.com website continues to be non-operational.  It is our intention to continue to explore other business opportunities although we have not identified any new business opportunities and have no agreements related to such opportunities.

For the three-month period ended July 31, 2004, we had total general and administrative expenses of $8,136 as compared to $21,304 during the same period ended July 31, 2003, a decrease of $13,168. In the previous period we incurred additional professional fees relating to our unsuccessful efforts to raise the required capital to acquire the previous contemplated oil and gas properties. For the remainder of the current fiscal year ending April 30, 2005, we anticipate incurring a loss as a result of expenses associated with maintaining the company in good standing and exploring new business opportunities.

We remain a company in the development stage. Our balance sheet as of July 31, 2004 reflects total assets of $35,564 comprising of cash. We had total liabilities of $4,744 for a positive working capital position of $30,820.  We have incurred a loss of $8,136 for the fiscal period to date and a total loss of $280,180 from inception.  During the quarter ended July 31, 2004, we did not issue any common stock.

Liquidity

We had cash on hand of $35,564 as at July 31, 2004 and working capital of $30,820 as compared to cash on hand of $44,236 and working capital of $38,957 as at April 30, 2004.  We believe that we have sufficient funds to meet our administrative operating obligations for the next twelve months but will need additional capital to carry out any business strategies.

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

We may engage in a combination with another business. During the fiscal year of 2003, we entered into agreements that would have changed our business to the oil and gas industry.  We were unsuccessful in raising the minimum capital required to complete the transaction and subsequently terminated all the agreements.  We have engaged in discussions concerning potential business combinations, but have not entered into any agreement for such a combination.

Our failure to generate revenues and conduct operations since inception raises substantial doubt about the Company’s ability to continue as a going concern. We will require substantial working capital, and currently have inadequate capital to fund all of our business strategies, which could severely limit our operations.

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

As at the end of the period, the Company’s management has carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e).  Based upon the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the quarter ended July 31, 2004.

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

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTH AMERICAN NATURAL GAS, INC.
Date:	August 27, 2004	By:	/s/ Jim Glavas
Jim Glavas President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Date:	August 27, 2004	By:	/s/ Jim Glavas
Jim Glavas President, Chief Executive Officer and Director
Date:	August 27, 2004	By:	/s/ Richard Achron
Richard Achron Chief Financial Officer and Director
Date:	August 27, 2004	By:	/s/ Dickson Coatsworth
Dickson Coatsworth Director