Form 10QSB
period 2004-10-31
NORTH AMERICAN NATURAL GAS INC
filed 2004-12-14
CIK 1112425

U. S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

October 31, 2004

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

North American Natural Gas Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

	October 31 2004 $ (Unaudited)	April 30 2004 $ (Audited)
ASSETS

Current Assets

Cash	27,132	44,236
Total Assets	27,132	44,236

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable	1,035	429
Accrued liabilities	1,015	4,850
Total Liabilities	2,050	5,279

Stockholders' Equity
Preferred Stock: $.0001 par value; authorized 20,000,000 preferred shares; none issued	-	-
Common Stock: $0.0001 par value; authorized 100,000,000 common shares; 19,812,500 shares issued and outstanding respectively	1,981	1,981
Additional Paid-in Capital	309,019	309,019
Deficit Accumulated During the Development Stage	(285,918)	(272,043)
Total Stockholders' Equity	25,082	38,957
Total Liabilities and Stockholders' Equity	27,132	44,236

(See Accompanying Notes to the Financial Statements)

North American Natural Gas Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)
(Expressed in U.S. Dollars)

	Accumulated
	March 24, 2000	Three Months		Six Months
	(Date of Inception)	Ended		Ended
	to October 31,	October 31,		October 31,
	2004	2004	2003	2004	2003
	$	$	$	$	$

Revenue	-	-	-	-	-

Expenses

Accounting and legal	90,874	3,838	2,780	10,013	20,647
Business development	24,475	-	-	-	-
Finance costs	75,975	-	-	-	-
Consulting fees	25,000	-	-	-	-
Directors fee	14,000	1,500	1,500	3,000	3,000
License written-off	35,000	-	-	-	-
Office	9,543	96	364	255	1,389
Transfer agent and filing fees	12,894	304	420	607	1,789
Less Interest Income	(1,843)	-	-	-	(457)
Total Expenses	285,918	5,738	5,064	13,875	26,368
Net Loss for the Period	(285,918)	(5,738)	(5,064)	(13,875)	(26,368)
Net Loss Per Share - Basic and Diluted		-	-	-	-
Weighted Average Number of Shares Outstanding (stock split applied retro actively)		19,813,000	19,813,000	19,813,000	19,813,000

(See Accompanying Notes to the Financial Statements)

North American Natural Gas Inc.
(A Development Stage Company)
Statements of Cash Flow
(Unaudited)
(Expressed in U.S. Dollars)

	Six Months Ended
	October 31,
	2004 $	2003 $

Cash Flows Used In Operating Activities
Net loss for the period	(13,875)	(26,368)

Change in operating assets and liabilities
(Decrease) in accounts payable and accrued liabilities	(3,229)	(18,215)
Share subscriptions refundable	-	(1,600,000)
Net Cash Used in Operating Activities	(17,104)	(1,644,583)
Decrease In Cash	(17,104)	(1,644,583)
Cash - Beginning of Period	44,236	1,704,740
Cash - End of Period	27,132	60,157

Non - Cash Financing and Investing Activities	-	-

Supplemental Disclosures
Interest paid	-	-
Income tax paid	-	-

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

In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the six-month period ended October 31, 2004 are not necessarily indicative of the results that can be expected for the year ended April 30, 2005.

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

Plan of Operation

During the period from March 24, 2000 through October 31, 2004, we engaged in no significant operations other than organizational activities, acquisition of the rights to market Vitamineralherb, preparation for registration of securities under the Securities Act of 1933, as amended, preparation of a supplementary business plan and completing a private placement. No revenues were received by us during this period.

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

We have extended our license with Vitamineralherb.com for an additional three years to market vitamins, minerals, nutritional supplements and other health and fitness products in Minnesota through the Vitamineralherb.com web site. The license remains in effect until April 2006 subject to the payment of annual fees.

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

For the six-month period ended October 31, 2004, we had total general and administrative expenses of $13,875 as compared to $26,368 during the same period ended October 31, 2003, a decrease of $12,493. In the previous period we incurred additional professional fees relating to our unsuccessful efforts to raise the required capital to acquire the previous contemplated oil and gas properties. For the remainder of the current fiscal year ending April 30, 2005, we anticipate incurring a loss as a result of expenses associated with maintaining the company in good standing and exploring new business opportunities.

We remain a company in the development stage. Our balance sheet as of October 31, 2004 reflects total assets of $27,132 comprising of cash. We had total liabilities of $2,050 for a positive working capital position of $ 25,082. We have incurred a loss of $13,875 for the fiscal period to date and a total loss of $285,918 from inception. During the quarter ended October 31, 2004, we did not issue any common stock.

Liquidity

We have cash on hand of $27,132 as at October 31, 2004 and working capital of $25,082 as compared to cash on hand of $44,236 and working capital of $38,957 as at April 30, 2004.

We believe the Company currently does not have sufficient funds to meet its cash requirements for the next twelve months. The Company intends to raise the capital required to fund its cash requirements and future business opportunities by issuing debt and/or equity securities, although the Company has no current arrangements or agreements related to such financings. The Company's management is exploring a variety of options to meet the Company's cash requirements and future capital requirements, including the possibility of equity offerings, debt financing, and business combinations. There can be no assurance financing will be available or accessible on reasonable terms.

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

ITEM 3.    CONTROL AND PROCEDURES

(a)    Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b)    Changes in Internal Control over Financial Reporting: There were no changes in the Company's internal control over financial reporting identified in connection with the Company evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

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

NORTH AMERICAN NATURAL GAS, INC.

Date:	December 3, 2004	By:	/s/ Jim Glavas
Jim Glavas
President, Chief Executive Officer and Director

 Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:
Date:	December 3, 2004	By:	/s/ Jim Glavas
Jim Glavas President, Chief Executive Officer and Director
Date:	December 3, 2004	By:	/s/ Richard Achron
Richard Achron Chief Financial Officer and Director
Date:	December 3, 2004	By:	/s/ Dickson Coatsworth
Dickson Coatsworth Director