Form 10QSB
period 2005-01-31
NORTH AMERICAN NATURAL GAS INC
filed 2005-03-16
CIK 1112425

U. S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005

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
________________________________________
(Address of Principal Executive Offices)

(604) 687-6991
__________________________________
Issuer's Telephone Number

N/A
________________________________________
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

January 31, 2005

Common - 19,812,500 common shares

DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

Transitional Small Business Issuer Format	Yes	X	No

North American Natural Gas Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

	January 31 2005 $ (Unaudited)	April 30 2004 $ (Audited)
ASSETS

Current Assets

Cash	20,581	44,236
Total Assets	20,581	44,236

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable	300	429
Accrued liabilities	800	4,850
Total Liabilities	1,100	5,279

Stockholders' Equity
Preferred Stock: $.0001 par value; authorized 20,000,000 preferred shares; none issued	-	-
Common Stock: $0.0001 par value; authorized 100,000,000 common shares; 19,812,500 shares issued and outstanding respectively	1,981	1,981
Additional Paid-in Capital	309,019	309,019
Deficit Accumulated During the Development Stage	(291,519)	(272,043)
Total Stockholders' Equity	19,481	38,957
Total Liabilities and Stockholders' Equity	20,581	44,236

(See Accompanying Notes to the Financial Statements)

North American Natural Gas Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)
(Expressed in U.S. Dollars)

	Accumulated
	March 24, 2000	Three Months		Nine Months
	(Date of Inception)	Ended		Ended
	to January 31,	January 31,		January 31,
	2005	2005	2004	2005	2004
	$	$	$	$	$

Revenue	-	-	-	-	-

Expenses
Accounting and legal	94,376	3,502	7,261	13,515	27,908
Business development	24,475	-	-	-	-
Finance costs	75,975	-	-	-	-
Consulting fees	25,000	-	-	-	-
Directors fee	15,500	1,500	1,500	4,500	4,500
License written-off	35,000	-	-	-	-
Office	9,568	25	503	280	1,891
Transfer agent and filing fees	13,468	574	608	1,181	2,397
Less Interest Income	(1,843)	-	-	-	(457)
Total Expenses	291,519	5,601	9,872	19,476	36,239
Net Loss for the Period	(291,519)	(5,601)	(9,872)	(19,476)	(36,239)
Net Loss Per Share - Basic and Diluted		-	-	-	-
Weighted Average Number of Shares Outstanding (stock split applied retro actively)		19,812,500	19,812,500	19,812,500	19,812,500

(See Accompanying Notes to the Financial Statements)

North American Natural Gas Inc.
(A Development Stage Company)
Statements of Cash Flow
(Unaudited)
(Expressed in U.S. Dollars)

	Nine Months Ended
	January 31,
	2005 $	2004 $

Cash Flows Used In Operating Activities
Net loss for the period	(19,476)	(36,239)

Change in operating assets and liabilities
(Decrease) in accounts payable and accrued liabilities	(4,179)	(16,387)
(Decrease) in share subscription refundable	-	(1,600,000)
Net Cash Used in Operating Activities	(23,655)	(1,652,626)
Decrease In Cash	(23,655)	(1,652,626)
Cash - Beginning of Period	44,236	1,704,740
Cash - End of Period	20,581	52,114

Non - Cash Financing and Investing Activities	-	-

Supplemental Disclosures
Interest paid	-	-
Income tax paid	-	-

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

In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the ninth-month period ended January 31, 2005 are not necessarily indicative of the results that can be expected for the year ended April 30, 2005.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

None

NOTE 4 - COMPREHENSIVE LOSS

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2005, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the accompanying financial statements and notes and the other financial information appearing elsewhere in this report. This Report contains statements that may contain forward-looking statements concerning the Company's future operations and planned future acquisitions and other matters and the Company intends that such forward-looking statements be subject to the safe harbors for such statements. Any statements that involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performances often, but not always, using phrases such as "expects", or "does not expect", "is expected", "anticipates" or "does not anticipate", "plans", "estimates", or "intends", or stating that certain actions, events or results "may", "could", or "might" or "will" be taken to occur or be achieved are not statements of historical fact and may be "forward looking statements".

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

Plan of Operation

During the period from March 24, 2000 through January 31, 2005, we engaged in no significant operations other than organizational activities, acquisition of the rights to market Vitamineralherb, preparation for registration of securities under the Securities Act of 1933, as amended, preparation of a supplementary business plan and completing a private placement. No revenues were received by us during this period.

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

For the nine-month period ended January 31, 2005, we had total general and administrative expenses of $19,476 as compared to $36,239 during the same period ended January 31, 2004, a decrease of $16,763. In the previous period we incurred additional professional fees relating to our unsuccessful efforts to raise the required capital to acquire the previous contemplated oil and gas properties. For the remainder of the current fiscal year ending April 30, 2005, we anticipate incurring a loss as a result of expenses associated with maintaining the company in good standing and exploring new business opportunities.

We remain a company in the development stage. Our balance sheet as of January 31, 2005 reflects total assets of $20,581 comprising of cash. We had total liabilities of $1,100 for a positive working capital position of $19,481. We have incurred a loss of $19,476 for the fiscal period to date and a total loss of $291,519 from inception. During the quarter ended January 31, 2005, we did not issue any common stock.

Liquidity

We have cash on hand of $20,581 as at January 31, 2005 and working capital of $19,481 as compared to cash on hand of $44,236 and working capital of $38,957 as at April 30, 2004.

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

Our failure to generate revenues and conduct operations since inception raises substantial doubt about the Company's ability to continue as a going concern. We will require substantial working capital, and currently have inadequate capital to fund all of our business strategies, which could severely limit our operations.

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

NORTH AMERICAN NATURAL GAS, INC.

Date:	March 14, 2005	By:	/s/ Jim Glavas
Jim Glavas President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Date:	March 14, 2005	By:	/s/ Jim Glavas
Jim Glavas President, Chief Executive Officer and Director

Date:	March 14, 2005	By:	/s/ Richard Achron
Richard Achron Chief Financial Officer and Director

Date:	March 14, 2005	By:	/s/ Dickson Coatsworth
Dickson Coatsworth Director