Form 10KSB
period 2005-04-30
NORTH AMERICAN NATURAL GAS INC
filed 2005-07-21
CIK 1112425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended - April 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______

Commission file number 000-32089

NORTH AMERICAN NATURAL GAS, INC.
(Name of small business issuer in its charter)

Washington	91-2023071
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

580 Hornby Street, Suite 210
Vancouver, British Columbia, Canada	V6C 3B6
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (604) 687-6991

Securities registered pursuant to Section 12)b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

Securities registered pursuant to Section 12(g) of the Act:
Common Shares
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒ NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer's revenues for its most recent fiscal year: Nil
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

June 28, 2005 - There are approximately 7,500,000 shares of voting common stock of the Company held by non-affiliates. The aggregate market value of the voting common stock held by non-affiliates on June 28, 2005, computed at the average bid and ask price of such common equity as of June 28, 2005, was $7,575,000 (7,5000,000 shares at $1.01 per share), assuming solely for the purposes of this calculation that the directors and executive officers of the issuer are "affiliates". This determination of affiliate status is not necessarily a conclusive determination for other purposes.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: June 28, 2005 - 19,812,500 shares of Common Stock

Transitional Small Business Disclosure Format (Check one):
YES ☐ NO ☒

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

As used in this annual report, the term "we", "us", "our", the "Company" means North American Natural Gas, Inc., unless otherwise indicated.

The Company

North American Natural Gas, Inc., formerly FAR Group Inc., was incorporated under the laws of the State of Washington on March 24, 2000. To date, the Company's only activities have been organizational, directed at acquiring its principal asset, raising its initial capital and developing its business plan. The Company has not commenced commercial operations. The Company has no full time employees and owns no real estate.

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

The Company (and its customers) will have access to all products offered on the Vitamineralherb.com website, as well as the ability to order custom-formulated and custom-labeled products. The website is maintained by Vitamineralherb.com, and each licensee pays an annual website maintenance fee of $500. All financial transactions will be handled by Vitamineralherb.com's Internet clearing bank.

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

Government Regulations

We are currently not subject to direct federal, state or local regulation other than regulations applicable to businesses generally or directly applicable to electronic commerce. However, online commerce is new and rapidly changing. As a result, it is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. Several states have proposed legislation to limit the uses of personal information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third parties. North American Natural Gas, Inc. will not provide personal information regarding our users to third parties. However, the adoption of such consumer protection laws could create uncertainty in web usage and reduce the demand for the Company's products.

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

Employees and Employment Agreements

At present, we have no employees. The Company is managed by Jim Glavas, the Company's President in consultation with the Board of Directors. We hire consultants, attorneys and accountants as necessary and do not plan to engage any full-time employees in the near future. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans although we may adopt plans in the future.

Risk Factors

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. Our forward-looking statements involve various risks and uncertainties, some but not all of which are outlined below. We caution readers of this annual report that important factors in some cased have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any of our estimates, projections or other forward-looking statements. In evaluating us, our business and any investment in our business, readers should carefully consider the following factors:

Our Company is in the early development stage. The fact that we have not generated revenues since our incorporation raises substantial doubt about our ability to continue as a going concern, as indicated in our independent auditors' opinion given in connection with our audited financial statements for the year ended April 30, 2005 and in the notes to the financial statements included with this annual report on Form 10-KSB.

Our Company is in the early development stage. We have yet to generate any revenues since we were incorporated on March 24, 2000. We incurred a loss of $30,203 for the year ended April 30, 2005 and we have an accumulated deficit of $302,246 from the date of our incorporation on March 24, 2000 through the period ending April 30, 2005. We anticipate that we will operate in a deficit position for the foreseeable future. We will require additional financing in order to fund our operations. To date, our primary source of funds has been the sale of our common stock but there can be no assurance that we will be able to raise additional working capital through the sale of our common stock or through any other means. If we cannot raise the working capital required for the development of our business, our business will fail. These circumstances raise substantial doubt about our ability to continue as a going concern as expressed in an explanatory note that forms part of our independent auditors' report on our financial statements for the year ending April 30, 2005 and is included in the notes to the financial statements included with this annual report on Form 10-KSB.

There is currently no significant public market for shares of our common stock, which will make it difficult for you to sell your shares. If you cannot sell your shares, you may lose all of your investment.

Our common stock trades on the National Association of Securities Dealer's OTC Bulletin Board. We can give no assurance that a significant public market for our common stock will develop or be sustained. Even if a significant market for our common shares should develop, the market price for our common shares may be significantly affected by the current stage of our business, our lack of revenues and our financial and operations result from time-to-time. Further, equity markets in general and the OTC Bulletin Board in particular can experience extreme volatility that can affect the market price of equity securities in ways that are often unrelated or disproportionate to the operating performance of the issuer companies. You should not invest in our company unless you are prepared to hold onto your securities for a significant period of time.

Our directors and officers are engaged in other full-time business activities and they may not devote sufficient time to our business, which could have an adverse effect on our ability to conduct operations and generate revenues.

Our directors and officers are involved in other business activities. As a result, our directors and officers may not be able to devote sufficient time to our business affairs, which may negatively affect our ability to market our proposed business and conduct both our current and our proposed operations.

Because our officers, directors and principal shareholders control a majority of our common stock, investors will have little or no control over our management or other matters requiring shareholder approval.

Our officers and directors, in aggregate, beneficially own 62.15% of the issued and outstanding shares of our common stock. As a result, they have the ability to control matters affecting minority shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers and directors control the company, investors will not be able to replace our management if they disagree with the way our business is being run. Because control by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

We rely on a third party website (www.vitamineralherb.com) that subsequently rely on third parties to ensure that their website and software are operating property. If the website and software fail to operate properly and the third parties fail to perform as expected, the website will not operate as intended and our business will be adversely affected.

We rely on the management of Vitamineralherb.com to maintain the website www.vitamineralherb.com. If they fail to ensure that the website and software are operating properly and the website does not operate as intended, our business will be adversely affected. Vitamineralherb.com has also agreed to provide certain business administrative services to us, including product development, store inventory, establishment of banking liaisons and the development and maintenance of an order fulfillment system. If they fail to provide these business administrative services to us, our ability to earn revenues will be limited and our business may fail.

Competition is strong in the market for online sale of health related products. If we cannot compete in this market, our ability to earn revenues will be limited and our business may fail.

The market for online sale of health related products is highly competitive and consists of a number of established companies. We compete for Internet users that currently are familiar with more established companies that also offers online services. These companies have more financial resources, operating experience and brand awareness among Internet users than we have. This industry is also highly fragmented, and is subject to rapidly changing consumer demands and preferences.

Government regulation of the Internet could have adverse impacts on our business.

The applicability of the Internet of existing laws government taxation of products and services sold over the Internet, the protection of intellectual property, user privacy, pricing, content, distribution, antitrust and the quality of products and services is rapidly evolving. The application of these laws to the Internet and the adoption of new laws or regulations pertaining to these matters could reduce the rate of growth of the Internet. If these regulations make the operation of a website such as www.vitamineralherb.com more expensive than expected, or more unwieldly than potential purchasers are willing to tolerate, then these regulations could potentially decrease the usage of the website and could otherwise harm our business.

We depend on the continued growth of online commerce.

The business of selling goods over the Internet is dynamic and relatively new. Acceptance of and growth in the use of the Internet as a medium for consumer commerce may not continue. Concerns about fraud, privacy, and other problems may discourage additional consumers from adopting the Internet as a medium of commerce. Market acceptance for recently introduced services and products over the Internet is highly uncertain, and there are few proven services and products. In order to build and continuously expand our user base, we must appeal to and acquire consumers who historically have used traditional means of commerce to purchase goods. If these consumers prove to be less active than we anticipate, and we are unable to establish efficiencies in our operating costs, including our cost of acquiring and retaining customers, our business could be adversely impacted.

Because we can issue additional common shares, and there is a substantial likelihood that we will do so in order to finance our marketing plan and our monthly operation requirements, purchasers of our common stock may suffer immediate dilution of their interest in our company.

The most likely source of future funds presently available to us is through the sale of equity. Any sale of our shares will result in dilution to existing shareholders. Furthermore, there is no assurance that we will not incur debt in the future, that we will have sufficient fund to repay our future indebtedness or that we will not default on our future debts, jeopardizing our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct business and exploit our business plan, which might result in the loss of some or all of your investment in our common stock.

Because our officers and directors are located in non-US jurisdictions, you may have no effective recourse against the management for misconduct and may not be able to enforce judgment and civil liabilities against our officers, directors, experts and agents.

Our President and directors are residents of Canada and all or a substantial portion of our assets and those of our President and directors are located outside of the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our company, our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Trading of our common stock may be restricted by the Securities and Exchange Commission's penny stock regulations, which may limit the development of a liquid public market for our common stock and may limit a shareholder's ability to buy and sell our common stock.

Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". "Penny Stock" is defined to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. If we establish a trading market for our common stock, our common stock will most likely be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.

Available Information and Reports to Securities Holders

We are subject to the information and periodic reporting requirements of the Securities Exchange Act and, accordingly, will file periodic reports, proxy statements and other information with the Securities and Exchange Commission. Such periodic reports, proxy statements and other information will be available for inspection and copying at the Commission's public reference room and the website of Commission's Public Reference Room located at 450 Fifth Street N.W., Washington D.C. 20549. Please call the Commission at 1-800-SEC-0330 for further information about the public reference rooms. The Company's filings with the Commission are also available to the public from the Commission's website at http://www.sec.gov.

ITEM 2.	DESCRIPTION OF PROPERTY.

We currently maintain limited office space occupied by Jim Glavas, the Company's President for which it pays nominal rent of $100 per month. The address is Suite 210-580 Hornby Street, Vancouver, British Columbia, Canada. We believe this space is sufficient at this time and we not need to obtain additional office space at any time in the foreseeable future until its business plan is more fully implemented. We do not have any material assets and, as such, we do not own any real or personal property.

ITEM 3.	LEGAL PROCEEDINGS.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None
PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is no "established trading market" for shares of the Company's common stock. As of March 20, 2003, the Company's common stock was quoted over-the-counter on the Bulletin Board operated by the National Association of Securities Dealers, Inc., under the symbol "NAGA". No assurance can be given that any "established trading market" for the Company's common stock will develop or be maintained.

The range of high and low closing trades for the Company's common stock during each quarter of the fiscal years ended April 30, 2005 and 2004 is shown below. Prices are inter-dealer quotations, without retail mark-up, mark-down, or commissions and may not represent actual transactions.

STOCK QUOTATIONS

Quarter ended:	High Trade	Low Trade
July 31, 2003	1.42	1.40
October 31, 2003	1.11	1.11
January 31, 2004	2.51	2.48
April 30, 2004	3.00	3.00
July 31, 2004	1.07	1.05
October 31, 2004	1.07 (*)	1.05 (*)
January 31, 2005	1.07 (*)	1.05 (*)
April 30, 2005	1.75	1.47
(*) did not trade during the period
- The above represents the average high/low trade for the applicable quarter.

There are no plans, proposals, arrangements or understandings with any person with regards to the development of a trading market in any of our securities.

Holders

As at July 3, 2005 the shareholders' list of our common shares showed 35 registered shareholders and 19,812,500 shares outstanding.

There are no outstanding options or warrants to purchase, or securities convertible into our common shares.

Dividends

We have not declared any cash dividends with respect to our common stock since incorporation and we do not anticipate that we will do so in the foreseeable future. Although there are no material restrictions limiting, or that are likely to limit our ability to pay dividends on our common stock, our intention is to retain future earnings for use in our operations and the expansion of our business

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended April 30, 2005.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

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

During the period from March 24, 2000 through April 30, 2005, the Company has engaged in no significant operations other than organizational activities, acquisition of the rights to market Vitamineralherb.com, preparation for registration of its securities under the Securities Act of 1933, as amended, preparation of a supplementary business plan and completing a private placement to fund this secondary division. No revenues were received by the Company during this period.

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

The implementation of the Company's initial plans was delayed as Vitamineralherb.com re-worked its web site rendering it non-operational for a period of time. In addition, Vitamineralherb.com changed its primary supplier of products again delaying the Company's ability to initiate its business plan. The Company then looked at changing its business purpose to the oil and gas industry thus further delaying the implementation of the initial plans to determine the feasibility of selling the Vitamineralherb.com products. The Company's efforts to implement its initial business plan continues to be delayed as Vitamineralherb.com continues to modify its web site and to find a replacement supplier for its vitamin and mineral products to offer to its licensees. Vitamineralherb.com has now completed it revisions to its website and have found a replacement supplier for its vitamin and mineral products.

In light of the numerous delays with the Vitamineralherb.com website and initial reaction to our preliminary market survey, we are reconsidering whether the exploitation of the Vitamineralherb.com license is feasible.

We intend to continue to explore other business opportunities although we have not identified any new business opportunities and have no agreements related to such opportunities.

On May 17, 2005, Coreena Hansen resigned as Secretary of the Company. The position was assumed by Richard Achron, a current director, chief financial officer and treasurer of the company.

Results of Operations

From Inception on March 24, 2000 to April 30, 2005

The Company remains in the development stage. The balance sheet as of April 30, 2005 reflects cash of $15,078 against total liabilities of $5,124. We incurred a loss of $30,203 for the fiscal year ended April 30, 2005 and a total loss of $302,246 from inception.

The Company spent $85,683 in connection with the failed efforts to raise the $11,000,000 for the acquisition of the oil and gas properties.

We spent $20,840 in professional fees related to maintaining the company's financial and corporate filing in fiscal 2005 as compared to $20,948 in 2004. Transfer agent and filing fees were $1,863 as compared to $3,077 in 2004.

Liquidity and Capital Resources

As of the date of this report, the Company has yet to generate any revenues from its business operations.

We had cash on hand of $15,078 as at April 30, 2005 and working capital of $9,954 compared to cash on hand of $44,236 and a working capital of $38,957 as at April 30, 2004. We do not believe that we have sufficient funds to meet our administrative operating obligations for the next twelve months.

We will need additional capital to carry out all of our obligations and business strategies. We intend to raise any additional capital required to fund our financing needs by issuance of debt and equity. Management has been exploring a number of other options to meet the Company's obligations and future capital requirements, including the possibility of equity offering, debt financing, and business combination. There can be no assurance financing will be available or accessible on reasonable terms, or at all.

We may engage in a combination with another business. During the fiscal year of 2003, we entered into agreements that would have changed our business to the oil and gas industry. We were unsuccessful in raising the minimum capital required to complete the transaction and subsequently terminated all the agreements. We have engaged in discussions concerning other potential business combinations, but have not entered into any agreement for such a combination.

Going Concern

The Company's failure to generate revenues and conduct operations since its inception raises substantial doubt about the Company's ability to continue as a going concern. We will require substantial working capital and currently has inadequate capital to fund all of its business strategies, which could severely limit our operations.

We incurred a loss of $30,203 for the year ended April 30, 2005 and we have incurred an aggregate deficit since inception of $302,246. As at April 30, 2005, we had cash of $15,078 and accounts payable and accrued liabilities of $5,124. As we have yet to commence operations, we have not generated any revenues and there can be no assurance that we can generate significant revenues from operations. We expect to incur administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents. For the 12 months ended April 30, 2006, we have budgeted $35,000 for professional fees for our periodic filing requirements and miscellaneous office and filing fees and expenses. We believe that we cannot sustain our operations from existing working capital and operations over the next 12 months. We intend to raise additional capital required to fund our financing needs by issuance of debt and/or equity. Management has been exploring a number of options to meet our obligations and future capital requirements, including the possibility of equity offering, debt financing, and business combination.

The financial statements included in this annual report have been prepared on the going-concern basis, which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly the audited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

In order to continue as a going concern, we require additional financing. There can be no assurance that additional financial will be available to us when needed, or, if available, that it can be obtained on commercially reasonable terms.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in the audited financial statements for the fiscal year ended April 30, 2005, our auditors had issued a going concern opinion. This means that the auditors believed there is doubt that we can continue as an on-going business unless we obtain additional capital to maintain its existence and to commence its operations.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, "Share Based Payment". SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18. "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to the share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For nonpublic entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In December 2004, FASB issued SFAS No. 153, "Exchange of Nonmonetary Assets-An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB No. 107") to give guidance on the implementation of SRAS 123R. The Company will consider SAB No. 107 during the implementation of SFAS 123R.

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

Our financial statements are stated in United States Dollars (US$). The Report of our Independent Registered Public Accounting Firm, Manning Elliott, Chartered Accountants for the audited financial statements for the years ended April 30, 2005 and 2004 is included herein immediately preceding the audited financial statements at the end of this Report.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-KSB. Our financial statements for the period from inception to April 30, 2005, included in this report have been audited by Manning Elliott, Chartered Accountants, 11th Floor, 1050 West Georgia Street, Vancouver, British Columbia, Canada V6E 3S7 as set forth in their report included herein.

ITEM 8A.	CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being April 30, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and our company's chief financial officer. Based upon that evaluation, our company's president and our company's chief financial officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our president and secretary as appropriate, to allow timely decisions regarding required disclosure.

Item 8B.	OTHER INFORMATION

None
PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the name, age and position of each director and executive officer of North American Natural Gas, Inc:

Name	Age	Positions	Date First Elected or Appointed

Jim Glavas	42	Chief Executive Officer, President, Director	May 22, 2003

Richard Achron	62	Chief Financial Officer, Treasurer/Secretary, Director	May 22, 2003

Dickson Coatsworth	35	Director	May 22, 2003

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

Richard Achron is a self-employed businessman with over 40 years experience in the retail/wholesale and manufacturing industry. He spent a number of years working for major Canadian corporations in sales, sales management and as a branch manager. These corporations included Philips Electronics, White-Westinghouse, Canadian Admiral Corporation and Sanyo Electronics. Since February 1989 he has been President and sole shareholder of Kingman Industries Ltd., a manufacturing business located in Vancouver, Canada. Kingman Industries Ltd. distributes products for usage in the food industry. His customer base includes major food chains such as Canada Safeway, Overwaitea Food Group and Superstore/Loblaws.

Mr. Achron was the President and Director of Oban Mining Inc. a Company listed for trading on the OTC.BB from September2001. He resigned as President of Oban Mining Inc. in November2003 and as a Director in January2004.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities on Forms 3,4, and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.

To the best knowledge of the Company, all directors, officers and persons who beneficially owned more than ten percent of the Company's common stock filed timely reports in compliance with Section 16(a).

Audit Committee

We do not have an audit committee or an audit committee charter.

Audit Committee Financial Expert

Our Board of Directors has determined that it does not have an audit committee financial expert as defined in Item 401(e) of Regulation S-B, and is independent as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934 as amended. We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for disclosure and for financial reporting. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues to date.

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

	Summary Compensation Table
					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compen- sation ($)

Jim Glavas	2005	0	0	0	0	0	0	0
CEO, President, &	2004	0	0	0	0	0	0	0
Director	2003	0	0	0	0	0	0	0

Harry J. Briscoe	2005	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Former CEO,	2004	n/a	n/a	n/a	n/a	n/a	n/a	n/a
President &	2003	0	0	0	0	0	0	0
Director

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Option/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to any executive officers or any directors since our inception, accordingly, no stock options have been exercised by officers or directors in fiscal 2005.

Long-Term Incentive Plan Awards

The Company does not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure.

Compensation of Directors

An independent director was paid $6,000 for fees in fiscal 2005. There are no standard arrangements pursuant to which the Company's directors are compensated for services provided as director.

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

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of July 3, 2005, the beneficial shareholdings of persons or entities holding five percent or more of our common stock, our directors and executive officers individually, and our directors and officers as a group. Each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial

Name of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent Of Class

Jim Glavas 2366 West 12th Avenue Vancouver, British Columbia Canada V6K 2N9 CEO, President and Director	12,312,500	62.14%

Richard Achron 11960 Hammersmith Way, #155 Richmond, British Columbia Canada V7A 5C9 CFO and Director	Nil	0.00%

Dickson Coatsworth 390 Main Street Tofino, British Columbia Canada V0R 2Z0 Director	Nil	0.00%

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

ITEM 13.	EXHIBITS, AND REPORTS ON FORM 8-K.

(a)	Exhibits

14.1	Code of Ethics
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

Index to Exhibits Incorporated by Reference

3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation (2)
3.3	Bylaws (3)
10.1	License Agreement dated April 13, 2000 between the Registrant and Vitamineralherb.com Corp. (4)
10.2	Assignment of License Agreement dated April 13, 2000 between Frank Roberts and Registrant. (5)
10.3	Promissory Note dated April 13, 2000 between Registrant and Vitamineralherb.com Corp. (6)

Exhibits Incorporated by Reference

(1)	Filed as an exhibit to Registrant's SB2 Registration Statement on June 2, 2000 and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant's Form 8K on March 25, 2003 and incorporated herein by reference.
(3)	Filed as an exhibit to Registrant's SB2 Registration Statement on June 2, 2000 and incorporated herein by reference.
(4)	Filed as an exhibit to Registrant's SB2 Registration Statement on June 2, 2000 and incorporated herein by reference.
(5)	Filed as an exhibit to Registrant's SB2 Registration Statement on June 2, 2000 and incorporated herein by reference.
(6)	Filed as an exhibit to Registrant's SB2 Registration Statement on June 2, 2000 and incorporated herein by reference.

(b)	Reports on Form 8-K

None

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees for services Manning Elliott, Chartered Accountants provided during fiscal years 2005 and 2004:

	2005	2004
Audit Fees (1)	$ 5,265	$ 4,900
Audit-related fees (2)	0	0
Tax fees (3)	$ 550	$ 550
All other fees (4)	0	0

Total	$ 5,815	$ 5,450 (*)

(*) an over-accrual of $1,000 was adjusted in the subsequent year

(1)
Represents fees for professional services provided in connection with the audit of the Company's annual financial statements and review of the Company's quarterly financial statements, advice on accounting matters that arose during the audit and audit services.

(2)
During fiscal 2005 and 2004, the Company did not incur fees for assurance and related services that are reasonably related to the performance of the audit or review of financial statements and are not reported elsewhere.

(3)	Represents fees for services and advice provided in connection with the preparation of the Company's federal and state tax returns.
(4)	During fiscal 2005 and 2004 the Company did not incur any other fees related to the Company's financial statements and other services provided.

The Company's Board of Directors has determined that the provision of non-audit services by Manning Elliott, Chartered Accountants, is compatible with maintaining Manning Elliott's independence, and none of such services were pre-approved pursuant to the de minimis exception provided in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934.

The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6 day of July, 2005.

NORTH AMERICAN NATURAL GAS, INC. (Registrant)

BY:	/s/ Jim Glavas
Jim Glavas, President, Principal Executive Officer and member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date
/s/ Jim Glavas	President, Principal Executive Officer, and a	6/07/2005
Jim Glavas	member of the Board of Directors

/s/ Richard Achron	Principal Financial Officer, and a member of	6/07/2005
Richard Achron	the Board of Directors

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
of North American Natural Gas Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of North American Natural Gas Inc. (A Development Stage Company) as of April 30, 2005 and 2004 and the related statements of operations, stockholders' equity and cash flows accumulated for the period from March 24, 2000 (Date of Inception) to April 30, 2005 and the years ended April 30, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North American Natural Gas Inc. (A Development Stage Company), as of April 30, 2005 and 2004, and the results of its operations and its cash flows accumulated for the period from March 24, 2000 (Date of Inception) to April 30, 2005 and the years ended April 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues and has accumulated losses since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ "Manning Elliot"

CHARTERED ACCOUNTANTS

Vancouver, Canada

July 5, 2005North American Natural Gas Inc.

North American Natural Gas, Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	April 30, 2005 $	April 30, 2004 $
ASSETS

Current Assets

Cash	15,078	44,236
Total Assets	15,078	44,236

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable	651	429
Accrued liabilities	4,473	4,850

Total Liabilities	5,124	5,279

Contingency (Note 1)

Stockholders' Equity

Preferred Stock: $.0001 par value; authorized 20,000,000 preferred shares; none issued (Note 6)	-	-

Common Stock: $0.0001 par value; authorized 100,000,000 common shares; 19,812,5000 shares issued and outstanding (Note 5)	1,981	1,981

Additional Paid-in Capital	310,219	309,019

Deficit Accumulated During the Development Stage	(302,246)	(272,043)

Total Stockholders' Equity	9,954	38,957

Total Liabilities and Stockholders' Equity	15,078	44,236

(See Accompanying Notes to the Financial Statements)

North American Natural Gas Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)

	Accumulated March 24, 2000	Year Ended
	(Date of Inception) to April 30, 2005 $	April 30, 2005 $	April 30, 2004 $
Revenue	-	-	-

Expenses

Business development	24,475	-	-
Consulting fees	25,000	-	-
Director's fee	17,000	6,000	6,000
Finance costs	75,975	-	15,292
License written-off	35,000	-	-
Professional fees	101,703	20,840	20,948
Office and rent (Note 7)	10,788	1,500	1,345
Transfer agent and filing fees	14,150	1,863	3,077
Less interest income	(1,845)	-	(457)

Total Expenses	302,246	30,203	46,205

Net Loss For The Period	(302,246)	(30,203)	(46,205)

Net loss Per Share - Basic and Diluted	-	-	-

Weighted Average Number of Shares Outstanding		19,812,000	19,812,000

(See Accompanying Notes to the Financial Statements)

North American Natural Gas Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
From March 24, 2000 (Date of Inception) to April 30, 2005
(Expressed in U.S. dollars)

	Common Shares	Stock Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
	#	$	$	$	$
Balance - March 24, 2000 (Date of Inception)	-	-	-	-	-

Stock issued for legal and organizational expenses at fair market value of 0.01 per share	12,000,000	1,200	14,800		16,000

Net loss for the period	-	-	-	(51,000)	(51,000)

Balance-April 30, 2000	12,000,000	1,200	14,800	(51,000)	(35,000)

Stock issued for cash at $0.01 per share	7,500,000	750	9,250	-	10,000

Net loss for the year	-	-	-	(12,588)	(12,588)

Balance - April 30, 2001	19,500,000	1,950	24,050	(63,588)	(37,588)

Net loss for the year	-	-	-	(27,067)	(27,067)

Balance - April 30, 2002	19,500,000	1,950	24,050	(90,655)	(64,655)

Stock issued for cash at $1.00 per share	312,500	31	249,969	-	250,000

Extinguishment of Note Payable (Note 5)	-	-	35,000	-	35,000

Net loss for the year	-	-	-	(135,183)	(135,183)

Balance - April 30, 2003	19,812,500	1,981	309,019	(225,838)	85,162

Net loss for the year	-	-	-	(46,205)	(46,205)

Balance - April 30, 2004	19,812,500	1,981	309,019	(272,043)	38,957

Donated rent	-	-	1,200	-	1,200

Net loss for the year	-	-	-	(30,203)	(30,203)

Balance - April 30, 2005	19,812,500	1,981	310,219	(302,246)	9,954

(See Accompanying Notes to the Financial Statements)

North American Natural Gas Inc.
(A Development Stage Company)
Statements of Cash Flow
(Expressed in U.S. dollars)

	Accumulated March 24, 2000 (Date of Inception) To April 30, 2005	Year Ended April 30 2005	Year Ended April 30 2004
	$	$	$

Cash Flows From Operating Activities	(302,246)	(30,203)	(46,205)

Net loss

Adjustments to reconcile net loss to cash

Legal and organizational costs	16,000	-	-
Licence written off	35,000	-	-
Donated rent	1,200	1,200	-

Change in operating assets and liabilities

Increase (decrease) in accounts payable and accrued liabilities	5,124	(155)	(14,299)
Share subscriptions refundable (Note 4)	-	-	(1,600,000)
Net Cash Used in Operating Activities	(244,922)	(29,158)	(1,660,504)

Cash Flows From Financing Activities

Common shares issued	260,000	-	-
Net Cash Provided by Financing Activities	260,000	-	-

Increase (Decrease) In Cash	15,078	(29,158)	(1,660,504)

Cash - Beginning of Year	-	44,236	1,704,740
Cash - End of Year	15,078	15,078	44,236

Non - Cash Investing and Financing Activities

A total of 1,600,000 shares were issued to a director at a fair market value of $ 0.01 per share for legal and organizational expenses paid	16,000	-	-

A note payable was assumed by the Company for the acquisition of a License from a former director which was forgiven on July 12, 2002 (Notes 4 and 5)	35,000	-	-

Supplemental Disclosures

Interest paid	-	-	-
Income tax paid	-	-	-

(See Accompanying Notes to the Financial Statements)

North American Natural Gas, Inc.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2005

1.	Development Stage Company

North American Natural Gas, Inc. herein (the "Company") was incorporated in the State of Washington, U.S.A. on March 24, 2000. The Company acquired a license to market and distribute vitamins, minerals, nutritional supplements, and other health and fitness products in which the grantor of the license offers these products for sale from various suppliers on their Web Site. The Company was also developing a marketing strategy to offer personal care products through a kiosk-based ordering system.

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

The Company's fiscal year end is April 30.

(c)	Long-Lived Assets

In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

(d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

(e)	Foreign Currency Transactions/Balances

The Company's functional currency is the United States dollar. Occasional transactions occur in Canadian currency, and management has adopted SFAS No. 52, "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction.

North American Natural Gas Inc.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2005

2.	Summary of Significant Accounting Policies (continued)

(f)	Revenue Recognition

The Company will receive, from the Grantor of the license, commissions of one-half of all the profit on all sales made through the Grantor's Web Site. The commission revenue will be recognized in the period the sales have occurred. The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements." Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured. The Company will report the commission revenue on a net basis as the Company is acting as an Agent for the Grantor and does not assume any risks or rewards of the ownership of the products. This policy is prospective in nature, as the Company has not yet generated any revenue.

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

(h)	Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2005 and 2004, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(i)	Basic and Diluted Net Income (Loss) per Share

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

North American Natural Gas Inc.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2005

2.	Summary of Significant Accounting Policies (continued)

(j)	Financial Instruments

The fair value of cash, accounts payable and accrued liabilities were estimated to approximate their carrying values due to the immediate short-term maturity of these financial instruments. As the Company operates in Canada, virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk. Management does not believe the Company is exposed to significant credit or interest rate risks.

(k)	Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash. Cash is deposited with a high quality credit institution.

(l)	Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, "Share Based Payment". SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award-the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to the share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For nonpublic entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005.

North American Natural Gas Inc.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2005

2.	Summary of Significant Accounting Policies (continued)

(l)	Recent Accounting Pronouncements (continued)

The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In December 2004, FASB issued SFAS No. 153, "Exchange of Nonmonetary Assets-An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB No. 107") to give guidance on the implementation of SFAS 123R. The Company will consider SAB No. 107 during implementation of SFAS 123R.

3.	License

The Company has a license to market vitamins, minerals, nutritional supplements and other health and fitness products through the Grantor's Web Site. The Company desires to market these products to medical practitioners, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness practitioners, school and other fund raising programs and other similar types of customers in Minnesota. The license was acquired on April 13, 2000 and renewed on August 15, 2002 for a term of three years. The Company must pay an annual fee of $500 for maintenance of the Grantor's Web Site commencing with the year ended April 13, 2002. The annual fees for 2003 and 2004 were waived by the Grantor. The Grantor of the license retains 50% of any profits generated.

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

The License was written-off to operations due to the lack of historical cash flow and lack of a market to resell the license. However, it is the Company's intention to conduct a survey to determine its core target market from potential clients under its Vitamineralherb.com license, hire commissioned sales staff, establish an office, advertise, and begin making sales.

North American Natural Gas Inc.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2005

4.	Share Subscriptions Refundable

During fiscal 2003, the Company entered into agreements to purchase interests in two oil and gas exploration opportunities subject to raising a minimum of US$11,000,000 in a private offering. All funds received were kept in a lawyers escrow account until the minimum was received. A total of $1,600,000 was raised as at April 28, 2003. The Company was unsuccessful in its efforts to raise the minimum amount and all funds received pursuant to the offering were returned to the original subscribers from the escrow account during fiscal 2004 and all agreements were terminated.

5.	Common Stock

(a)	During fiscal 2003, pursuant to a private placement, the Company issued 312,500 common shares at $0.80 per share for total cash consideration of $250,000.

(b)	The Company has no stock option plan.

6.	Preferred Stock

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

7.	Related Party Transaction

The President of the Company donated office rent of $1,200 for the year ended April 30, 2005. This amount has been charged to operations.

8.	Income Taxes

The Company has adopted the provisions of SFAS No. 109 (SFAS 109), "Accounting for Income Taxes". Pursuant to SFAS 109, the Company is required to compute tax asset benefits for net operating loss carry forwards. Potential benefit of net operating losses has not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years.

The Company has accumulated net operating losses of $267,000, which expires starting in 2015.

The components of the net deferred tax asset and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	2005 $	2004 $
Net Operating Losses	29,000	46,000
Statutory Tax Rate	34%	34%
Effective Tax Rate	-	-
Deferred Tax Asset	9,861	15,640
Valuation Allowance	(9,861)	(15,640)

Net Deferred Tax Asset	-	-