Form 10QSB
period 2005-07-31
NORTH AMERICAN NATURAL GAS INC
filed 2005-09-07
CIK 1112425

U. S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File No. 000-32089

NORTH AMERICAN NATURAL GAS, INC.
(Exact name of small business issuer as specified in its charter)

Washington	91-2023071
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No)

580 Hornby Street, Suite 210
Vancouver, British Columbia, Canada V6C 3B6
_______________________________________________
(Address of principal executive offices)

(604) 687-6991
________________________________
Issuer's telephone number

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: July 31, 2005: 19,812,500 common shares

PART 1

ITEM 1.	FINANCIAL STATEMENTS

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

North American Natural Gas, Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

	July 31 2005 $ (Unaudited)	April 30 2005 $ (Audited)
ASSETS

Current Assets

Cash	10,277	15,078
Total Assets	10,277	15,078

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable	1,354	651
Accrued liabilities	5,831	4,473
Total Liabilities	7,185	5,124

Stockholders' Equity

Preferred Stock: $.0001 par value; authorized 20,000,000 preferred shares; none issued	-	-

Common Stock: $0.0001 par value; authorized 100,000,000 common shares; 19,812,500 shares issued and outstanding respectively	1,981	1,981

Additional Paid-in Capital (Note 4)	310,519	310,219

Deficit Accumulated During the Development Stage	(309,408)	(302,246)
Total Stockholders' Equity	3,092	9,954
Total Liabilities and Stockholders' Equity	10,277	15,078

(See Accompanying Notes to the Financial Statements)

North American Natural Gas, Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	Accumulated from
	March 24, 2000	Three Months Ended
	(Date of Inception)	July 31,
	to July 31, 2005 $	2005 $	2004 $

Revenue	-	-	-

Expenses

Business development	24,475	-	-
Consulting fees	25,000	-	-
Directors fee	18,500	1,500	1,500
Finance costs	75,975	-	-
License written-off	35,000	-	-
Office and rent expense	11,104	316	158
Professional fees	106,253	4,550	6,175
Transfer agent and filing fees	14,946	796	303
Less interest income	(1,845)	-	-
Total Expenses	309,408	7,162	8,136
Net Loss for the Period	(309,408)	(7,162)	(8,136)
Net Loss Per Share - Basic and Diluted	-	-	-
Weighted Average Number of Shares Outstanding		19,812,500	19,812,500

(See Accompanying Notes to the Financial Statements)

North American Natural Gas, Inc.
(A Development Stage Company)
Statements of Cash Flow
(Expressed in U.S. Dollars)
(Unaudited)

	Three Months Ended July 31,
	2005 $	2004 $
Cash Flows From Operating Activities

Net loss for the period	(7,162)	(8,136)

Adjustments to reconcile net loss to cash

Donated rent	300	-

Change in operating assets and liabilities

Increase (decrease) in accounts payable and accrued liabilities	2,061	(535)
Net Cash Used in Operating Activities	(4,801)	(8,671)
Decrease In Cash	(4,801)	(8,671)
Cash - Beginning of Period	15,078	44,236
Cash - End of Period	10,277	35,564

Non - Cash Financing and Investing Activities	-	-

Supplemental Disclosures

Interest paid	-	-
Income tax paid	-	-

(See Accompanying Notes to the Financial Statements)

North American Natural Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
July 31, 2005
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

These unaudited financial statements have been prepared in accordance with the instructions to SEC Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto as at April 30, 2005.

In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the three-month period ended July 31, 2005 are not necessarily indicative of the results that can be expected for the fiscal year ended April 30, 2006.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Year End

The Company’s fiscal year end is April 30.

(b)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2005 and 2004, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

North American Natural Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
July 31, 2005
(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(c)	Recent Accounting Pronouncements

In April 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS No. 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS No. 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004) (“SFAS No. 123R”), “Share-Based Payment”. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R represents the culmination of a two-year effort to respond to requests from investors and many others that the FASB improve the accounting for share-based payment arrangements with employees. The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Although those disclosures helped to mitigate the problems associated with accounting under APB Opinion No. 25, many investors and other users of financial statements believed that the failure to include employee compensation costs in the income statement impaired the transparency, comparability, and credibility of financial statements. Public entities that file as small business issuers will be required to apply Statement 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material impact on the Company’s results of operations or financial position.

North American Natural Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
July 31, 2005
(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(c)	Recent Accounting Pronouncements (continued)

In December 2004, the FASB issued SFAS No. 153,“Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. SFAS No. 153 is the result of a broader effort by the FASB to improve financial reporting by eliminating differences between GAAP in the United States and GAAP developed by the International Accounting Standards Board (IASB). As part of this effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. SFAS No. 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, that was issued in 1973. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." Previously, APB Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in SFAS No.153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The effect of adoption of this standard is not expected to have a material impact on the Company’s results of operations and financial position.

The FASB has also issued SFAS No. 151 and 152, but they will not have any relationship to the operations of the Company. Therefore, a description and its impact on the Company’s operations and financial position for each have not been disclosed.

NOTE 4 - RELATED PARTY BALANCES/TRANSACTIONS

The President of the Company provides office premises to the Company at no charge. The donated office premises is valued at $100 per month and has been recorded as additional paid in capital and charged to operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report the terms “we”, “us”, “our”, the “Company” and “North American Natural Gas”, means North American Natural Gas, Inc., unless otherwise indicated.

General

We were incorporated in the State of Washington on March 24, 2000 as FAR Group Inc. The Company acquired a license to market and distribute vitamins, minerals, nutritional supplements, and other health and fitness products in which the grantor of the license offers these products for sale from various suppliers on their Web site.

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

Plan of Operation

During the period from March 24, 2000 through July 31, 2005, we engaged in no significant operations other than organizational activities, acquisition of the rights to market Vitamineralherb, preparation for registration of securities under the Securities Act of 1933, as amended, preparation of a supplementary business plan and completing a private placement. No revenues were received by us during this period.

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

The implementation of our initial plans was delayed as Vitamineralherb.com re-worked its web site rendering it non-operational for a period of time. In addition, Vitamineralherb changed its primary supplier of products again delaying our ability to initiate our business plan. We then looked at changing our business purpose to the oil and gas industry thus further delaying the implementation of the initial plans to determine the feasibility of selling the Vitamineralherb.com products. Our efforts to implement our initial plans continues to be delayed as Vitamineralherb continues to modify its web site and to find a replacement supplier for its vitamin and mineral products to offer to its licensees. Vitamineralherb.com has now completed its revisions to its website and have found a replacement supplier for its vitamin and mineral products.

In light of the numerous delays with the Vitamineralherb.com website and initial reaction to our preliminary market survey, we are reconsidering whether the exploitation of the Vitamineralherb.com license is feasible.

We intend to continue to explore other business opportunities although we have not identified any new business opportunities and have no agreements related to such opportunities.

For the three-month period ended July 31, 2005, we had total general and administrative expenses of $7,162 as compared to $8,136 during the same period ended July 31, 2004. For the remainder of the current fiscal year ending April 30, 2006, we anticipate incurring a loss as a result of expenses associated with maintaining the company in good standing and exploring new business opportunities.

We remain a company in the development stage. Our balance sheet as of July 31, 2005 reflects total assets of $10,277 comprising of cash. We had total liabilities of $7,185 for a positive working capital position of $3,092. We have incurred a loss of $7,162 for the fiscal period to date and a total loss of $309,408 from inception. During the quarter ended July 31, 2005, we did not issue any common stock.

Liquidity

We have cash on hand of $10,277 as at July 31, 2005 and working capital of $3,092 as compared to cash on hand of $15,078 and working capital of $9,954 as at April 30, 2005.

We believe we currently do not have sufficient funds to meet our cash requirements for the next twelve months. We intend to raise the capital required to fund our cash requirements and future business opportunities by issuing debt and/or equity securities, although we have no current arrangements or agreements related to such financings. Management is exploring a variety of options to meet the Company's cash requirements and future capital requirements, including the possibility of equity offerings, debt financing, and business combinations. There can be no assurance financing will be available or accessible on reasonable terms.

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

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being July 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s President and Chief Financial Officer. Based upon that evaluation, our company’s President and Chief Financial Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports files or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Financial Officer is appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 2.	CHANGES IN SECURITIES

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 - Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 - Chief Financial Officer

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTH AMERICAN NATURAL GAS, INC.

Date:	August 16, 2005	By:	/s/ Jim Glavas
Jim Glavas
President, Chief Executive Officer
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Date:	August 16, 2005	By:	/s/ Jim Glavas
Jim Glavas
President, Chief Executive
Officer and Director

Date:	August 11, 2005	By:	/s/ Richard Achron
Richard Achron
Chief Financial Officer and
Director

Date:	August 11, 2005	By:	/s/ Dickson Coatsworth
Dickson Coatsworth
Director