Form 10QSB
period 2006-01-31
NORTH AMERICAN NATURAL GAS INC
filed 2006-03-14
CIK 1112425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended January 31, 2006

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
(State or other jurisdiction of incorporation or organization)                                                                              (IRS Employer Identification No.)

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
Yes [X] No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:
March 2, 2006: 19,813,000 common shares

PART 1 - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

North American Natural Gas, Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)
(unaudited interim financial statements)

	January 31 2006 $	April 30 2005 $
ASSETS

Current Assets

Cash	9,695	15,078

Total Assets	9,695	15,078

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payable	3,891	651
Accrued liabilities	3,550	4,473
Amount due to a related party (Note 4)	9,500	-

Total Liabilities	16,941	5,124

Stockholders' Equity (Deficit)

Preferred Stock: $.0001 par value; authorized 20,000,000 preferred shares; none issued	-	-

Common Stock: $0.0001 par value; authorized 100,000,000 common shares; 19,813,000 shares issued and outstanding	1,981	1,981

Additional Paid-in Capital (Note 4)	311,019	310,219

Deficit Accumulated During the Development Stage	(320,246)	(302,246)

Total Stockholders' Equity (Deficit)	(7,246)	9,954

Total Liabilities and Stockholders' Equity (Deficit)	9,695	15,078

(See Accompanying Notes to the Financial Statements)

North American Natural Gas, Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(unaudited interim financial statements)

	Accumulated from
	March 24, 2000	Three Months Ended		Nine Months Ended
	(Date of Inception)	January 31,		January 31,
	to January 31, 2006 $	2006 $	2005 $	2006 $	2005 $

Revenue	-	-	-	-	-

Expenses

Business development	24,475	-	-	-	-
Consulting fees	25,000	-	-	-	-
Directors fee	21,500	1,500	1,500	4,500	4,500
Finance costs	75,975	-	-	-	-
License written-off	35,000	-	-	-	-
Office and rent expense	11,845	431	25	1,057	280
Professional fees	112,153	2,750	3,502	10,450	13,515
Transfer agent and filing fees	16,143	520	574	1,993	1,181
Less interest income	(1,845)	-	-	-	-

Total Expenses	320,246	5,201	5,601	18,000	19,476

Net Loss for the Period	(320,246)	(5,201)	(5,601)	(18,000)	(19,476)

Net Loss Per Share - Basic and Diluted	-	-	-	-	-

Weighted Average Number of Shares Outstanding		19,813,000	19,813,000	19,813,000	19,813,000

(See Accompanying Notes to the Financial Statements)

North American Natural Gas, Inc.
(A Development Stage Company)
Statements of Cash Flow
(Expressed in U.S. Dollars)
(unaudited interim financial statements)

	Nine Months Ended January 31,
	2006 $	2005 $

Cash Flows From Operating Activities

Net loss for the period	(18,000)	(19,476)

Adjustments to reconcile net loss to cash

Donated rent	800	-

Change in operating assets and liabilities

Increase (decrease) in accounts payable and accrued liabilities	2,317	(4,179)

Net Cash Used in Operating Activities	(14,883)	(23,655)

Cash Flows From Financing Activities

Advance from a related party	9,500	-

Net Cash Provided by Financing Activities	9,500	-

Decrease In Cash	(5,383)	(23,655)

Cash - Beginning of Period	15,078	44,236

Cash - End of Period	9,695	20,581

Non - Cash Financing and Investing Activities	-	-

Supplemental Disclosures

Interest paid	-	-
Income tax paid	-	-

(See Accompanying Notes to the Financial Statements)

North American Natural Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
January 31, 2006
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

In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the nine-month period ended January 31, 2006 are not necessarily indicative of the results that can be expected for the fiscal year ended April 30, 2006.

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

North American Natural Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
January 31, 2006
(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(b)     Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2006 and 2005, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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
January 31, 2006
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

NOTE 4 - RELATED PARTY BALANCES/TRANSACTIONS

The President of the Company provided office premises to the Company at no charge. The donated office premises is valued at $100 per month and has been recorded as additional paid in capital and charged to operations to the end of December 2005. Commencing January 1, 2006, the Company rented outside office space from an external party on a month-to-month basis at a cost of $100 per month.

In November 2005, the President of the Company advanced a loan of $9,500 to the Company for additional working capital. The loan is non-interest bearing, unsecured and due on demand.

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

Plan of Operation

During the period from March 24, 2000 through January 31, 2006, we engaged in no significant operations other than organizational activities, acquisition of the rights to market Vitamineralherb, preparation for registration of securities under the Securities Act of 1933, as amended, preparation of a supplementary business plan and completing a private placement. No revenues were received by us during this period.

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

For the nine-month period ended January 31, 2006, we had total general and administrative expenses of $18,000. For the remainder of the current fiscal year ending April 30, 2006, we anticipate incurring a loss as a result of expenses associated with maintaining the company in good standing and exploring new business opportunities.

We remain a company in the development stage. Our balance sheet as of January 31, 2006 reflects total assets of $9,695 comprising of cash. We had total liabilities of $16,941 for a working capital deficiency of $7,246. During the period, our President advanced a loan to us of $9,500 for additional working capital. This loan will have to be repaid upon demand. We have incurred a loss of $18,000 for the fiscal period to date and a total loss of $320,246 from inception. During the quarter ended January 31, 2006, we did not issue any common stock.

Liquidity

We had cash on hand of $9,695 as at January 31, 2006 and a working capital deficiency of $7,246 as compared to cash on hand of $15,078 and working capital of $9,954 as at April 30, 2005.

We currently do not have sufficient funds to meet our cash requirements for the next twelve months. We intend to raise the capital required to fund our cash requirements and future business opportunities by issuing debt and/or equity securities, although we have no current arrangements or agreements related to such financings. Management is exploring a variety of options to meet the Company's cash requirements and future capital requirements, including the possibility of equity offerings, debt financing, and business combinations. During the period our President loaned us $9,500 for additional working capital but there can be no assurance that he will continue to advance funds as required or that other methods of financing will be available or accessible on reasonable terms.

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

Our failure to generate revenue and conduct operations since inception raises substantial doubt about the Company's ability to continue as a going concern. We will require substantial working capital, and currently have inadequate capital to fund all of our business strategies, which could severely limit our operations.

ITEM 3.     CONTROL AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being January 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President and Chief Financial Officer. Based upon that evaluation, our company's President and Chief Financial Officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Financial Officer is appropriate, to allow timely decisions regarding required disclosure.

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

31.1     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
31.2     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
32.1     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 - Chief                   Executive Officer
32.2     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 - Chief                   Financial Officer

(b)     Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH AMERICAN NATURAL GAS, INC.
Date:	March 13, 2006	By:	JIM GLAVAS
Jim Glavas President, Chief Executive Officer and Director

Date:	March 13, 2006	By:	RICHARD ACHRON
Richard Achron Chief Financial Officer and Director