Form 10KSB
period 2006-04-30
NORTH AMERICAN NATURAL GAS INC
filed 2006-07-28
CIK 1112425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended - April 30, 2006

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______

Commission file number 000-32089

NORTH AMERICAN NATURAL GAS, INC.
(Name of small business issuer in its charter)

Washington	91-2023071
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

580 Hornby Street, Suite 210
Vancouver, British Columbia, Canada	V6C 3B6
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (604) 687-6991

Securities registered pursuant to Section 12(b) of the Act: Title of each class	Name of each exchange on which registered
Nil	Nil

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

State issuer's revenues for its most recent fiscal year: $0.00

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

July 15, 2006 - There are approximately 7,500,000 shares of voting common stock of the Company held by non-affiliates. The aggregate market value of the voting common stock held by non-affiliates on July 15, 2006, computed at the average bid and ask price of such common equity as of July, 2006, was $3,225,000 (7,500,000 shares at $0.43 per share), assuming solely for the purposes of this calculation that the directors and executive officers of the issuer are "affiliates". This determination of affiliate status is not necessarily a conclusive determination for other purposes.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: July 15, 2006 - 19,812,500 shares of Common Stock

Transitional Small Business Disclosure Format (Check one):
YES [   ] NO [X]

PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

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

In contemplation of the proposed new business purpose in the oil and gas exploration industry, on March 14, 2003, Jim Glavas, a director of the Company, acquired an aggregate 9,780,000 shares of common stock of the Company from 22 existing shareholders of the Company none of whom own greater than five percent of the common stock of the Company. Mr. Glavas now beneficially owns, directly and indirectly, 12,312,500 shares of common stock or 62.15% of voting securities of the Company.

As we were unsuccessful in our efforts to raise the required capital to change our business purpose, we had reverted back to our original business to determine the feasibility of marketing and selling Vitamineralherb.com products in various markets, and, if the products prove to be in demand, begin marketing and selling Vitamineralherb.com products.

Presently, the Company is seeking new business opportunities although we have not identified any new business opportunities and have no agreements related to such opportunities at this time.

Background

On April 13, 2000, the Company acquired a License Agreement with Vitamineralherb.com from its sole director and President in consideration of the assumption of a note payable of $35,000. The note was subsequently forgiven. The License Agreement granted an exclusive right to distribute Vitamineralherb.com products to health and fitness professionals in Minnesota via the Internet. The License was for an initial three-year period and was renewed in 2003 for an additional three-year term. The license was valid until April 2006 , but upon its expiration, the Company did not renew the license.

Vitmineralherb.com had agreed to provide certain business administrative services to the Company, including product development, store inventory, website creation and maintenance, establishment of banking liaisons, and development and maintenance of an order fulfillment system, thereby enabling the Company to focus strictly on marketing and sales.

The Company (and its customers) would have access to all products offered on the Vitamineralherb.com website, as well as the ability to order custom-formulated and custom-labeled products. The website is maintained by Vitamineralherb.com, and each licensee has to pay an annual website maintenance fee of $500. All financial transactions would be handled by Vitamineralherb.com's Internet clearing bank.

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

ITEM 2.     DESCRIPTION OF PROPERTY.

We currently maintain limited office space occupied by Jim Glavas, the Company's President for which it pays nominal rent of $100 per month. The address is Suite 210-580 Hornby Street, Vancouver, British Columbia, Canada. We believe this space is sufficient at this time and we not need to obtain additional office space at any time in the foreseeable future until a business opportunity is identified and entered into. We do not have any material assets and, as such, we do not own any real or personal property.

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

None.

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

The range of high and low closing trades for the Company's common stock during each quarter of the fiscal years ended April 30, 2006 and 2005 is shown below. Prices are inter-dealer quotations, without retail mark-up, mark-down, or commissions and may not represent actual transactions.

STOCK QUOTATIONS
Quarter ended:	High Trade	Low Trade
July 31, 2004	1.07	1.05
October 31, 2004	1.07	1.05
January 31, 2005	1.07	1.05
April 30, 2005	1.75	1.47
July 31, 2005	1.88	1.01
October 31, 2005	1.19	0.67
January 31, 2006	0.60	0.35
April 30, 2006	0.35	0.35

- The above represents the average high/low trade for the applicable quarter.

There are no plans, proposals, arrangements or understandings with any person with regards to the development of a trading market in any of our securities.

Holders

As at July 15, 2006 the shareholders' list of our common shares showed 30 registered shareholders and 19,812,500 shares outstanding.

There are no outstanding options or warrants to purchase, or securities convertible into our common shares.

Dividends

We have not declared any cash dividends with respect to our common stock since incorporation and we do not anticipate that we will do so in the foreseeable future. Although there are no material restrictions limiting, or that are likely to limit our ability to pay dividends on our common stock, our intention is to retain future earnings for use in our operations and the expansion of our business.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended April 30, 2006.

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

During the period from March 24, 2000 through April 30, 2006, the Company has engaged in no significant operations other than organizational activities, acquisition of the rights to market Vitamineralherb.com, preparation for registration of its securities under the Securities Act of 1933, as amended, preparation of a supplementary business plan and completing a private placement to fund this secondary division. No revenues were received by the Company during this period.

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

Subsequent to the end of 2003, after the Company was unsuccessful in its efforts to raise the required capital to change its business purpose, it had reverted back to the original business to determine the feasibility of marketing the Vitamineralherb.com products in various markets, and, if the products prove to be in demand, begin marketing and selling Vitamineralherb.com products.

During the fiscal year of 2003, the Company extended its license with Vitamineralherb.com for an additional three years to market vitamins, minerals, nutritional supplements and other health and fitness products in Minnesota through the Vitamineralherb.com web site. The license was valid until April 2006, but upon its expiration, the Company did not renew the license.

In light of the numerous delays with the Vitamineralherb.com website and initial reaction to our preliminary market survey, the Company decided to no longer try to exploit the license to market and sell vitamins and other health related products and is seeking new business opportunities. For the period just ended, much of the Company's efforts were directed at locating new business opportunities. The Company intends to continue to explore other business opportunities although we have not identified any new business opportunities and have no agreements related to such opportunities at this time.

Results of Operations

From Inception on March 24, 2000 to April 30, 2006

The Company remains in the development stage. The balance sheet as of April 30, 2006 reflects cash of $5,381 against total liabilities of $17,029 for a working capital deficit of $11,648. Subsequent to the end of the period, the Company's President advanced an additional $10,000 for general working capital. We incurred a loss of $22,402 for the fiscal year ended April 30, 2006 and an accumulated loss of $324,648 from inception.

The Company spent $85,683 during the fiscal year ended April 30, 2003 in connection with the failed efforts to raise the $11,000,000 for the acquisition of the oil and gas properties.

We spent $11,713 in professional fees related to maintaining the Company's financial and corporate filings in fiscal 2006 as compared to $20,840 in 2005. Transfer agent and filing fees were $2,297 as compared to $1,863 in 2005.

Liquidity and Capital Resources

As of the date of this report, the Company has yet to generate any revenues from its business operations.

We had cash on hand of $5,381 as at April 30, 2006 and a working capital deficit of $11,648 compared to cash on hand of $15,078 and working capital of $9,954 as at April 30, 2005. We do not have sufficient funds to meet our administrative operating obligations for the next twelve months.

We will need additional capital to carry out all of our obligations and business strategies. We intend to raise any additional capital required to fund our financing needs by issuance of debt and/or equity. Management has been exploring a number of other options to meet the Company's obligations and future capital requirements, including the possibility of equity offering, debt financing, and a business combination.

To date, our President has loaned us $19,500 for additional working capital but there can be no assurance that he will continue to advance funds as required or that other methods of financing will be available or accessible on reasonable terms. This loan will have to be paid upon demand.

We may engage in a combination with another business. During fiscal 2003, we entered into agreements that would have changed our business to the oil and gas industry. We were unsuccessful in raising the minimum capital required to complete the transaction and subsequently terminated all the agreements. We have engaged in discussions concerning other potential business combinations, but have not entered into any agreement for such a combination.

Going Concern

The Company's failure to generate revenues and conduct operations since its inception raises substantial doubt about the Company's ability to continue as a going concern. We will require substantial working capital and currently has inadequate capital to fund all of its business strategies, which could severely limit our operations.

We incurred a loss of $22,402 for the year ended April 30, 2006 and we have incurred an aggregate deficit since inception of $324,648. As at April 30, 2006, we had cash of $5,381 and current liabilities of $17,029. As we have yet to commence operations, we have not generated any revenues and there can be no assurance that we can generate significant revenues from operations. We expect to incur administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents. For the 12 months ended April 30, 2007, we have budgeted $25,000 for professional fees for our periodic filing requirements and miscellaneous office and filing fees and expenses. We cannot sustain our operations from existing working capital and operations over the next 12 months.

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

Due to the uncertainty of our ability to meet our current operating and capital expenses, in the audited financial statements for the fiscal year ended April 30, 2006, our auditors had issued a going concern opinion. This means that the auditors believed there is substantial doubt that we can continue as an on-going business unless we obtain additional capital to maintain its existence and to commence its operations.

Recently Issued Accounting Standards

In 2006, the Financial Accounting Standards Board ("FASB") has issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments- an amendment of FASB Statements No. 133 and 140" and No. 156 "Accounting for Servicing of Financial Assets- an amendment of FASB Statement No. 140", but they will not have a material effect in the Company's results of operations or financial position. Therefore, a description and its impact for each on the Company's operations and financial position have not been disclosed.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised 2004) ("SFAS No. 123R"), "Share-Based Payment." SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R represents the culmination of a two-year effort to respond to requests from investors and many others that the FASB improve the accounting for share-based payment arrangements with employees. The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used.

Although those disclosures helped to mitigate the problems associated with accounting under APB Opinion No. 25, many investors and other users of financial statements believed that the failure to include employee compensation costs in the income statement impaired the transparency, comparability, and credibility of financial statements. Public entities that file as small business issuers will be required to apply Statement 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard did not have a material impact on the Company's results of operations or financial position.

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

Critical Accounting Policies

The Company's discussions and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon the Company's financial statements, which have been prepared in accordance with US GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

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

ITEM 7.     FINANCIAL STATEMENTS.

Our financial statements are stated in United States Dollars (US$). The Report of our Independent Registered Public Accounting Firm, Manning Elliott LLP, Chartered Accountants for the audited financial statements as of April 30, 2006 and 2005 and for the years then ended and accumulated for the period from March 24, 2000 to April 30, 2006, is included herein immediately preceding the audited financial statements.

North American Natural Gas, Inc.
(A Development Stage Company)

April 30, 2006

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
of North American Natural Gas Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of North American Natural Gas Inc. (A Development Stage Company) as of April 30, 2006 and 2005 and the related statements of operations, cash flows and stockholders' equity (deficit) for the years then ended and accumulated for the period from March 24, 2000 (Date of Inception) to April 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North American Natural Gas Inc. (A Development Stage Company), as of April 30, 2006 and 2005, and the results of its operations and its cash flows for the years then ended and accumulated for the period from March 24, 2000 (Date of Inception) to April 30, 2006, in conformity with accounting principles generally accepted in the United States.

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

MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

July 11, 2006

North American Natural Gas, Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	April 30, 2006 $	April 30, 2005 $
Assets

Current Assets

Cash	5,381	15,078

Total Assets	5,381	15,078

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities

Accounts payable	7,164	651
Accrued liabilities	365	4,473
Due to a related party (Note 5)	9,500	-

Total Liabilities	17,029	5,124

Contingency (Note 1)

Stockholders' Equity (Deficit)

Preferred Stock: $.0001 par value; authorized 20,000,000 preferred shares; none issued (Note 4)	-	-

Common Stock: $0.0001 par value; authorized 100,000,000 common shares; 19,812,500 shares issued and outstanding	1,981	1,981

Additional Paid-in Capital	309,019	309,019

Donated Capital (Note 5)	2,000	1,200

Deficit Accumulated During the Development Stage	(324,648)	(302,246)
Total Stockholders' Equity (Deficit)	(11,648)	9,954
Total Liabilities and Stockholders' Equity (Deficit)	5,381	15,078

The Accompanying Notes are an Integral Part of These Financial Statements

North American Natural Gas, Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)

	Accumulated From March 24, 2000	Year Ended
	(Inception) to April 30, 2006 $	April 30, 2006 $	April 30, 2005 $
Revenue	-	-	-

Expenses

Business development	24,475	-	-
Consulting fees	25,000	-	-
Director's fees	23,000	6,000	6,000
Finance Costs	75,975	-	-
License written off	35,000	-	-
Professional fees	113,416	11,713	20,840
Office and rent (Note 5 (a))	12,317	1,529	1,500
Transfer agent and filing fees	16,447	2,297	1,863
Travel	863	863	-

Total Expenses	326,493	22,402	30,203

Net Loss Before Other Income	(326,493)	(22,402)	(30,203)

Other Income

Interest	1,845	-	-

Net Loss for the Period	(324,648)	(22,402)	(30,203)

Net Loss Per Share - Basic and Diluted	-	-	-

Weighted Average Number of Shares Outstanding		19,812,000	19,812,000

The Accompanying Notes are an Integral Part of These Financial Statements

North American Natural Gas, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)

	Accumulated From March 24, 2000 (Date of Inception) To April 30, 2006
		Year Ended	Year Ended
		April 30	April 30
		2006	2005
	$	$	$

Operating Activities

Net Loss	(324,648)	(22,402)	(30,203)

Adjustments to reconcile net loss to cash used in operating activities

Donated Rent	2,000	800	1,200
Licence written off	35,000	-	-
Shares issued for legal and organizational costs	16,000	-	-

Change in operating assets and liabilities

Accounts payable and accrued liabilities	7,529	2,405	(155)

Net Cash Used in Operating Activities	(264,119)	(19,197)	(29,158)

Financing Activities

Advances from related party	9,500	9,500	-
Proceeds from issuance of common stock	260,000	-	-

Net Cash Provided By Financing Activities	260,500	9,500	-

Increase (Decrease) In Cash	5,381	(9,697)	(29,158)

Cash - Beginning of Period	-	15,078	44,236

Cash - End of Period	5,381	5,381	15,078

Non - Cash Investing and Financing Activities

A total of 1,600,000 shares were issued to a director at a fair market value of $ 0.01 per share for legal and organizational expenses paid	16,000	-	-

A note payable was assumed by the Company for the acquisition of a license from a former director	35,000	-	-

Supplemental Disclosures

Interest paid	-	-	-
Income taxes paid	-	-	-

The Accompanying Notes are an Integral Part of These Financial Statements

North American Natural Gas, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the period from March 24, 2000 (Date of Inception) to April 30, 2006
(Expressed in U.S. dollars)

					Deficit
					Accumulated
	Common Shares		Additional		During the
	Number	Par Value	Paid-In Capital	Donated Capital	Development Stage	Total
	#	$	$	$	$	$

Balance - March 24, 2000 (Date of Inception)	-	-	-	-	-	-
Stock issued for legal and organizational expenses at fair market value of 0.01 per share	12,000,000	1,200	14,800	-	-	16,000

Net loss for the period	-	-	-	-	(51,000)	(51,000)

Balance-April 30, 2000	12,000,000	1,200	14,800	-	(51,000)	(35,000)

Stock issued for cash at $0.01 per share	7,500,000	750	9,250	-	-	10,000

Net loss for the year	-	-	-	-	(12,588)	(12,588)
Balance - April 30, 2001	19,500,000	1,950	24,050	-	(63,588)	(37,588)

Net loss for the year	-	-	-	-	(27,067)	(27,067)
Balance - April 30, 2002	19,500,000	1,950	24,050	-	(90,655)	(64,655)
Stock issued for cash at $1.00 per share	312,500	31	249,969	-	-	250,000
Extinguishment of note payable	-	-	35,000	-	-	35,000

Net loss for the year	-	-	-	-	(135,183)	(135,183)

Balance - April 30, 2003	19,812,500	1,981	309,019	-	(225,838)	85,162

Net loss for the year	-	-	-	-	(46,205)	(46,205)

Balance - April 30, 2004	19,812,500	1,981	309,019	-	(272,043)	38,957

Donated rent	-	-	-	1,200	-	1,200

Net loss for the year	-	-	-	-	(30,203)	(30,203)
Balance - April 30, 2005	19,812,500	1,981	309,019	1,200	(302,246)	9,954

Donated rent	-	-	-	800	-	800

Net loss for the year	-	-	-	-	(22,402)	(22,402)
Balance - April 30, 2006	19,812,500	1,981	309,019	2,000	(324,648)	(11,648)

The accompanying notes are an integral part of these financial statements

North American Natural Gas, Inc.
(A Development Stage Company)
Notes To The Financial Statements
April 30, 2006
(Expressed in U.S. dollars)

1.     Nature of Operations and Continuance of Business

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

During fiscal 2003 the Company changed its name from FAR Group, Inc. to North American Natural Gas, Inc. as it had anticipated that it would undertake a new business purpose in the oil and gas exploration industry. The Company was unsuccessful in its efforts to raise the required capital to acquire the oil and gas properties contemplated and reverted back to its original business to exploit the license to market and sell vitamins and other health and fitness products. The Company is currently exploring new business opportunities after not renewing the license to market health and fitness products as described in Note 3.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at April 30, 2006, the Company has never generated any revenues, has a working capital deficit of $11,648 and has accumulated losses of $324,648 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.     Summary of Significant Accounting Policies

(a)     Basis of Accounting

These financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in United States dollars.

(b)     Year end

The Company's fiscal year end is April 30.

(c)     Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

North American Natural Gas, Inc.
(A Development Stage Company)
Notes To The Financial Statements
April 30, 2006
(Expressed in U.S. dollars)

2.     Summary of Significant Accounting Policies (continued)

(d)     Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

(e)     Financial Instruments

The fair values of cash, accounts payable, accrued liabilities, and due to a related party were estimated to approximate their carrying values due to the immediate short-term maturity of these financial instruments. As the Company operates in Canada, virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk. Management does not believe the Company is exposed to significant credit or interest rate risks.

(f)     Concentration of Credit Risk

Financial instruments that potentially subject the company to credit risk consist principally of cash. Cash is deposited with a high quality credit institution.

(g)     Long-lived Assets

In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal Of Long-Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

(h)     Foreign Currency Translation

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

  (i)     Income Taxes

Potential benefits of income tax losses are not recognized ion the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 "Accounting for Income Taxes" as of its inception. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

North American Natural Gas, Inc.
(A Development Stage Company)
Notes To The Financial Statements
April 30, 2006
(Expressed in U.S. dollars)

2.       Summary of Significant Accounting Policies (continued)

(j)     Revenue Recognition

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

(k)     Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2006 and 2005, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

  (l)     Basic and Diluted Net Income (Loss) per Share

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

(m)     Recent Accounting Pronouncements

In 2006, the Financial Accounting Standards Board ("FASB") has issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments- an amendment of FASB Statements No. 133 and 140" and No. 156 "Accounting for Servicing of Financial Assets- an amendment of FASB Statement No. 140", but they will not have a material effect in the Company's results of operations or financial position. Therefore, a description and its impact for each on the Company's operations and financial position have not been disclosed.

North American Natural Gas, Inc.
(A Development Stage Company)
Notes To The Financial Statements
April 30, 2006
(Expressed in U.S. dollars)

2.       Summary of Significant Accounting Policies (continued)

(m)     Recent Accounting Pronouncements (continued)

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised 2004) ("SFAS No. 123R"), "Share-Based Payment." SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R represents the culmination of a two-year effort to respond to requests from investors and many others that the FASB improve the accounting for share-based payment arrangements with employees. The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Although those disclosures helped to mitigate the problems associated with accounting under APB Opinion No. 25, many investors and other users of financial statements believed that the failure to include employee compensation costs in the income statement impaired the transparency, comparability, and credibility of financial statements. Public entities that file as small business issuers will be required to apply Statement 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard did not have a material impact on the Company's results of operations or financial position.

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

North American Natural Gas, Inc.
(A Development Stage Company)
Notes To The Financial Statements
April 30, 2006
(Expressed in U.S. dollars)

2.       Summary of Significant Accounting Policies (continued)

(m)     Recent Accounting Pronouncements (continued)

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

3.       License

In 2000, the Company acquired a License Agreement with Vitamineralherb.com to market vitamins, minerals, nutritional supplements and other health and fitness products through the Grantor's Web Site. The License Agreement granted an exclusive right to distribute Vitamineralherb.com products to medical practitioners, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness practitioners, school and other fund raising programs and other similar types of customers in Minnesota. The license was acquired on April 13, 2000 and renewed on August 15, 2003 for a term of three years. The Company was required to pay an annual fee of $500 for maintenance of the Grantor's Web Site commencing with the year ended April13, 2002. The annual fees for 2003 to 2006 were waived by the Grantor.

The Company paid total consideration of $35,000 for the license with a note payable of $35,000. The $35,000 note payable to the former President of the Company was unsecured, non-interest bearing and was repayable by December 31, 2010. On July 12, 2002, the former President of the Company forgave the note payable and released the Company from all obligations. The license was written-off to operations in fiscal 2000 due to the lack of historical cash flow and lack of a market to resell the license.

The license was valid until April 2006, but upon its expiration, the Company did not renew the license.

4.       Preferred Stock

On March 13, 2003 the Company authorized 3,500,000 of the existing authorized preferred stock to be designated as Class "A" Convertible Preferred Shares having a par value of $10.00 per share. None have been issued. When issued, holders will be entitled to receive a 6% cash dividend of $0.60 per share payable quarterly. These shares also carry conversion features of 1 preferred share for 8 common shares.

5.     Related Party Transactions

(a)     During the year, the President of the Company donated office rent of $800 (2005 - $1,200). This amount has been charged to operations. Effective

January 1, 2006, the Company leases space on a month-to-month basis at a cost of $100 per month from a non-related third party.

(b)     The balance of $9,500 due to the President of the Company for cash advanced to the Company is non-interest bearing, unsecured and due on demand.

North American Natural Gas, Inc.
(A Development Stage Company)
Notes To The Financial Statements
April 30, 2006
(Expressed in U.S. dollars)

6.       Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating losses of $307,000, which commence expiring in 2020. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. For the years ended April 30, 2006 and 2005, the valuation allowance established against the deferred tax assets increased by $7,700 and $26,250, respectively.

The components of the net deferred tax asset at April 30, 2006 and 2005 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	2006 $	2005 $

Cumulative Net Operating Losses	307,000	285,000
Statutory Tax Rate	35%	35%
Effective Tax Rate	-	-
Deferred Tax Asset	107,450	99,750
Valuation Allowance	(107,450)	(99,750)

Net Deferred Tax Asset	-	-

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-KSB.

ITEM 8A.     CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being April 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and our company's chief financial officer. Based upon that evaluation, our company's president and our company's chief financial officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 8B.     OTHER INFORMATION

None.

PART III

ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
                     OF THE EXCHANGE ACT.

The following table sets forth the name, age and position of each director and executive officer of North American Natural Gas, Inc:

Name	Age	Positions	Date First Elected or Appointed
Jim Glavas Richard Achron	43 63	Chief Executive Officer, President, Director Chief Financial Officer, Treasurer/Secretary, Director	May 22, 2003 May 22, 2003

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

Mr. Achron was the President and Director of Oban Mining Inc. a Company listed for trading on the OTC.BB from September 2001. He resigned as President of Oban Mining Inc. in November 2003 and as a Director in January 2004.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, our officers and directors: (1) have not filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) were not convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) were not the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) were not found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) were not found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

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

Audit Committee Financial Expert

Our Board of Directors has determined that it does not have an audit committee financial expert as defined in Item 401(e) of Regulation S-B, and is independent as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934 as amended. We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for disclosure and for financial reporting. In addition, we believe that retaining an independent director who would qualify as an audit committee financial expert would be overly costly and burdensome and not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues to date.

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

Summary Compensation Table
Long Term Compensation
Annual Compensation					Awards		Payouts

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Jim Glavas
CEO, President, & Director	2006 2005 2004	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Option/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to any executive officers or any directors since our inception, accordingly, no stock options have been exercised by officers or directors in fiscal 2006.

Long-Term Incentive Plan Awards

The Company does not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure.

Compensation of Directors

A director was paid $6,000 for fees in fiscal 2006. There are no standard arrangements pursuant to which the Company's directors are compensated for services provided as director.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

None.

Report on Repricing of Options/SAR

The Company did not reprice any options or SARS during the year ended April 30, 2006.

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

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of June 21, 2006, the beneficial shareholdings of persons or entities holding five percent or more of our common stock, our directors and executive officers individually, and our directors and officers as a group. Each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial.

Name of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class

Jim Glavas	12,312,500	62.15%
2366 West 12th Avenue
Vancouver, British Columbia
Canada V6K 2N9
CEO, President and Director

Richard Achron	0	0.00%
11960 Hammersmith Way, #155
Richmond, British Columbia
Canada V7A 5C9
CFO and Director

All directors and executive officers as a group hold 12,312,500 common shares representing 62.15% (2 persons).

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

14.1     Code of Ethics (7)

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

(7)     Filed as an exhibit to Registrant's 10-KSB on July 21, 2005 and incorporated herein by reference.

(b) Reports on Form 8-K

None.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees for services Manning Elliott, Chartered Accountants provided during fiscal years 2006 and 2005:

	2006	2005
Audit Fees (1)	$ 6,750	$ 4,515
Audit-related fees (2)	0	0
Tax fees (3)	$ 550	$ 550
All other fees (4)	0	0

Total	$ 7,300	$ 5,065

(1)     Represents fees for professional services provided in connection with the audit of the Company's annual financial statements and review of the Company's quarterly financial statements, advice on accounting matters that arose during the audit and audit services.

(2)     During fiscal 2006 and 2005, the Company did not incur fees for assurance and related services that are reasonably related to the performance of the auditor or review of financial statements and are not reported elsewhere.

(3)     Represents fees for services and advice provided in connection with the preparation of the Company's federal and state tax returns.

(4)     During fiscal 2006 and 2005 the Company did not incur any other fees related to the Company's financial statements and other services provided.

The Company's Board of Directors has determined that the provision of non-audit services by Manning Elliott, LLP Chartered Accountants, is compatible with maintaining Manning Elliott's independence, and none of such services were pre-approved pursuant to the de minimis exception provided in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934.

The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of July, 2006.

NORTH AMERICAN NATURAL GAS, INC. (Registrant)

BY:	JIM GLAVAS Jim Glavas, President, Chief Executive Officer and member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date
RICHARD ACHRON Richard Achron	Chief Financial Officer, Principal Accounting Officer and member of the Board of Directors	7/27/2006