Form 10QSB
period 2006-07-31
NORTH AMERICAN NATURAL GAS INC
filed 2006-09-13
CIK 1112425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934

For the quarterly period ended July 31, 2006

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934

For the transition period from _______________ to _______________

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

Yes [X]       No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: August 15, 2006: 19,812,500 common shares

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

North American Natural Gas, Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)
(unaudited)

	July 31 2006 $	April 30 2006 $
ASSETS

Current Assets

Cash	12,062	5,381

Total Assets	12,062	5,381

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable	8,216	7,164
Accrued liabilities	4,865	365
Due to a related party (Note 5)	19,500	9,500

Total Liabilities	32,581	17,029

Contingency (Note 1)

Stockholders' Deficit

Preferred Stock: $.0001 par value; authorized 20,000,000 preferred shares; none issued (Note 4)	-	-

Common Stock: $0.0001 par value; authorized 100,000,000 common shares; 19,812,500 shares issued and outstanding	1,981	1,981

Additional Paid-in Capital	309,019	309,019

Donated Capital (Note 5)	2,000	2,000

Deficit Accumulated During the Development Stage	(333,519)	(324,648)

Total Stockholders' Deficit	(20,519)	(11,648)

Total Liabilities and Stockholders' Deficit	12,062	5,381

The Accompanying Notes are an Integral Part of These Financial Statements

North American Natural Gas, Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(unaudited)

	Accumulated from
	March 24, 2000	Three Months Ended
	(Date of Inception)	July 31,
	to July 31, 2006 $	2006 $	2005 $

Revenue	-	-	-

Expenses

Business development	24,475	-	-
Consulting fees	25,000	-	-
Directors fees	24,500	1,500	1,500
Finance costs	75,975	-	-
License written-off	35,000	-	-
Professional fees	120,166	6,750	4,550
Office and rent (Note 5 (a))	12,690	373	316
Transfer agent and filing fees	16,695	248	796
Travel	863	-	-

Total Expenses	335,364	8,871	7,162

Net Loss Before Other Income	(335,364)	(8,871)	(7,162)

Other Income

Interest income	1,845	-	-

Net Loss for the Period	(333,519)	(8,871)	(7,162)

Net Loss Per Share - Basic and Diluted	-	-	-

Weighted Average Number of Shares Outstanding		19,812,500	19,812,500

The Accompanying Notes are an Integral Part of These Financial Statements

North American Natural Gas, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(unaudited)

	Three Months Ended July 31,
	2006 $	2005 $

Operating Activities

Net loss for the period	(8,871)	(7,162)

Adjustments to reconcile net loss to cash used in operating activities

Donated rent	-	300

Change in operating assets and liabilities

Accounts payable and accrued liabilities	5,552	2,061

Net Cash Used in Operating Activities	(3,319)	(4,801)

Financing Activities

Advances from a related party	10,000	-

Net Cash Provided by Financing Activities	10,000	-

Increase (Decrease) In Cash	6,681	(4,801)

Cash - Beginning of Period	5,381	15,078

Cash - End of Period	12,062	10,277

Supplemental Disclosures

Interest paid	-	-
Income taxes paid	-	-

The Accompanying Notes are an Integral Part of These Financial Statements

North American Natural Gas, Inc.
(A Development Stage Company)
Notes To The Financial Statements
July 31, 2006
(Expressed in U.S. Dollars)
(Unaudited)

1.       Nature of Operations and Continuance of Business

North American Natural Gas, Inc. herein (the "Company") was incorporated in the State of Washington, U.S.A. on March 24, 2000 and is a Development Stage Company as defined by Statement of Financial Accounting Standard ("SFAS") No. 7 "Accounting and Reporting for Enterprises in the Development Stage". The Company acquired a license to market and distribute vitamins, minerals, nutritional supplements, and other health and fitness products in which the grantor of the license offers these products for sale from various suppliers on their Web Site. The Company was also developing a marketing strategy to offer personal care products through a kiosk-based ordering system.

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at July 31, 2006, the Company has never generated any revenues, has a working capital deficit of $20,519 and has accumulated losses of $333,519 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.     Summary of Significant Accounting Policies

(a)     Basis of Accounting

These financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in United States dollars.

(b)     Year end

The Company's fiscal year end is April 30.

North American Natural Gas, Inc.
(A Development Stage Company)
Notes To The Financial Statements
July 31, 2006
(Expressed in U.S. Dollars)
(Unaudited)

2.       Summary of Significant Accounting Policies (continued)

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

North American Natural Gas, Inc.
(A Development Stage Company)
Notes To The Financial Statements
July 31, 2006
(Expressed in U.S. Dollars)
(Unaudited)

2.       Summary of Significant Accounting Policies (continued)

(i)       Income Taxes

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

(k)      Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2006, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Loss per share information does not include the effect of any potential common shares, as their effect would be anti-dilutive.

North American Natural Gas, Inc.
(A Development Stage Company)
Notes To The Financial Statements
July 31, 2006
(Expressed in U.S. Dollars)
(Unaudited)

2.       Summary of Significant Accounting Policies (continued)

(m)      Interim Financial Statements

These interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

(n)      Recent Accounting Pronouncements

In 2006, the Financial Accounting Standards Board ("FASB") has issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments" and in March 2006, FASB issued SFAS No. 156 "Accounting for Servicing of Financial Assets", but they will not have a material effect in the Company's results of operations or financial position. Therefore, a description and its impact for each on the Company's operations and financial position have not been disclosed.

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
July 31, 2006
(Expressed in U.S. Dollars)
(Unaudited)

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

5.       Related Party Transactions

(a)     For the period ended July 31, 2006, the President of the Company donated office rent of $Nil. Effective January 1, 2006, the Company leases space on a month-to-month basis at a cost of $100 per month from a non-related third party. This amount has been charged to operations.

(b)     The balance of $19,500 due to the President of the Company for cash advanced to the Company is non-interest bearing, unsecured and due on demand.

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

Plan of Operation

North American Natural Gas, Inc. is in the development stage. During the period from March 24, 2000 through July 31, 2006, we engaged in no significant operations other than organizational activities, acquisition of the rights to market Vitamineralherb.com, preparation for registration of securities under the Securities Act of 1933, as amended, preparation of a supplementary business plan and completing a private placement. No revenues were received by us during this period.

During the fourth quarter of fiscal 2003, we changed our name to North American Natural Gas, Inc. as we had anticipated that we would undertake a new business purpose in the oil and gas exploration industry. We entered into agreements to purchase interests in two oil and gas exploration opportunities subject to raising a minimum of US$11,000,000 in a private placement. We were unsuccessful in our efforts to raise the minimum amount and all funds received were subsequently returned to the original subscribers. All agreements were terminated. We spent an aggregate of $85,683 in connection with the failed financing efforts. As we were unsuccessful in our efforts to raise the required capital to change our business purpose, the Company extended its license with Vitamineralherb.com in 2003 for an additional three years to market vitamins, minerals, nutritional supplements and other health and fitness products through the Vitamineralherb.com website.

In April 2006, the License with Vitamineralherb.com expired and the Company did not renew the license, due to numerous delays with the Vitamineralherb.com website. For the period ended July 31, 2006, much of our efforts were directed at locating new business opportunities. We intend to continue to explore other business opportunities although we have not identified any new business opportunities and have no agreements related to such opportunities.

For the three- month period ended July 31, 2006, we had total general and administrative expenses of $8,871. For the remainder of the current fiscal year ending April 30, 2007, we anticipate incurring a loss as a result of expenses associated with maintaining the company in good standing and exploring new business opportunities.

We remain a company in the development stage. Our balance sheet as of July 31, 2006 reflects total assets of $12,062 comprising of cash. We had total liabilities of $32,581 for a working capital deficiency of $20,519. To date, our President has loaned us $19,500 for additional working capital. This loan will have to be repaid upon demand. There can be no assurance that he will continue to advance funds as required or that other methods of financing will be available or accessible on reasonable terms.

We have incurred a loss of $8,871 for the fiscal period to date and a total loss of $333,519 from inception. During the quarter ended July 31, 2006, we did not issue any common stock.

Liquidity

As of the date of this report, the Company has yet to generate any revenues from its business operations.

During the period, the Company's President loaned us an additional $10,000 for general working capital. We had cash on hand of $12,062 as at July 31, 2006 and a working capital deficiency of $20,519 as compared to cash on hand of $5,381 and working capital deficiency of $11,648 as at April 30, 2006.

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

ITEM 3.     CONTROL AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being July 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President and Chief Financial Officer. Based upon that evaluation, our company's President and Chief Financial Officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our President and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2.     CHANGES IN SECURITIES

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.      EXHIBITS

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

NORTH AMERICAN NATURAL GAS, INC.
Date:	September 12, 2006	By:	JIM GLAVAS
Jim Glavas President, Chief Executive Officer and Director

Date:	September 12, 2006	By:	RICHARD ACHRON
Richard Achron Chief Financial Officer, Principal Accounting Officer and Director