Form 10QSB
period 2006-10-31
NORTH AMERICAN NATURAL GAS INC
filed 2006-12-14
CIK 1112425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended October 31, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from ____________ to __________

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
December 1, 2006: 19,812,500 common shares

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

North American Natural Gas, Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

	October 31,	April 30,
	2006	2006
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	4,410	5,381

Total Assets	4,410	5,381

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	10,849	7,164
Accrued liabilities	915	365
Due to related party (Note 4(b))	19,500	9,500

Total Liabilities	31,264	17,029

Contingencies (Note 1)

Stockholders’ Deficit

Preferred Stock: 20,000,000 shares authorized, $0.0001 par value;
none issued and outstanding	–	–
Common Stock: 100,000,000 shares authorized, $0.0001 par
value; 19,812,500 shares issued and outstanding	1,981	1,981
Additional Paid-in Capital	309,019	309,019
Donated Capital	2,000	2,000
Deficit Accumulated During the Development Stage	(339,854)	(324,648)

Total Stockholders’ Deficit	(26,854)	(11,648)

Total Liabilities and Stockholders’ Deficit	4,410	5,381

The accompanying notes are an integral part of these financial statements

North American Natural Gas, Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(unaudited)

					Accumulated
					From
	For the		For the		March 24, 2000
	Three Months		Six Months		(Date of
	Ended		Ended		Inception)
	October 31,		October 31,		to October 31,
	2006	2005	2006	2005	2006
	$	$	$	$	$
Revenue	–	–	–	–	–

Expenses

Business development	–	–	–	–	24,475
Consulting fees	–	–	–	–	25,000
Directors fees	1,500	1,500	3,000	3,000	26,000
Finance costs	–	–	–	–	75,975
License written-off	–	–	–	–	35,000
Professional fees	4,150	3,150	10,900	7,700	124,316
Office and rent (Note 4(a))	524	310	897	626	13,214
Transfer agent and filing fees	161	677	409	1,473	16,856
Travel	–	–	–	–	863
Total Expenses	6,335	5,637	15,206	12,799	341,699

Net Loss Before Other Income	(6,335)	(5,637)	(15,206)	(12,799)	(341,699)

Other Income
Interest income	–	–	–	–	1,845

Net Loss for the Period	(6,335)	(5,637)	(15,206)	(12,799)	(339,854)

Net Loss Per Share – Basic and Diluted	–	–	–	–	–

Weighted Average Shares Outstanding	19,812,500	19,812,500	19,812,500	19,812,500

The accompanying notes are an integral part of these financial statements

North American Natural Gas, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(unaudited)

	For the	For the
	Six Months	Six Months
	Ended	Ended
	October 31,	October 31,
	2006	2005
	$	$
Operating Activities
Net loss for the period	(15,206)	(12,799)
Adjustment to reconcile net loss to cash used in operating activities
Donated rent	–	600
Changes in operating assets and liabilities
Accounts payable	3,685	1,312
Accrued liabilities	550	(673)
Net Cash Used in Operating Activities	(10,971)	(11,560)
Financing Activities
Advances from a related party	10,000	–
Net Cash Provided By Financing Activities	10,000	–
Decrease in Cash	(971)	(11,560)
Cash - Beginning of Period	5,381	15,078
Cash - End of Period	4,410	3,518
Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

The accompanying notes are an integral part of these financial statements

North American Natural Gas, Inc. (A Development Stage Company) Notes To The Financial Statements October 31, 2006 (Expressed in U.S. Dollars) (Unaudited)

1.	Nature of Operations and Continuance of Business

North American Natural Gas, Inc. herein (the “Company”) was incorporated in the State of Washington, U.S.A. on March 24, 2000 and is a Development Stage Company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting for Enterprises in the Development Stage”. The Company acquired a license to market and distribute vitamins, minerals, nutritional supplements, and other health and fitness products in which the grantor of the license offers these products for sale from various suppliers on their Web Site. The Company was also developing a marketing strategy to offer personal care products through a kiosk-based ordering system.

During fiscal 2003 the Company changed its name from FAR Group, Inc. to North American Natural Gas, Inc. as it had anticipated that it would undertake a new business purpose in the oil and gas exploration industry. The Company was unsuccessful in its efforts to raise the required capital to acquire the oil and gas properties contemplated and reverted back to its original business to exploit the license to market and sell vitamins and other health and fitness products. The Company is currently exploring new business opportunities after not renewing its license to market health and fitness products.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at October 31, 2006, the Company has never generated any revenues, has a working capital deficit of $26,854 and has accumulated losses of $339,854 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

North American Natural Gas, Inc. (A Development Stage Company) Notes To The Financial Statements October 31, 2006 (Expressed in U.S. Dollars) (Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	(d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

	(e)	Financial Instruments

The fair values of cash, accounts payable, accrued liabilities, and due to a related party were estimated to approximate their carrying values due to the immediate short-term maturity of these financial instruments. As the Company operates in Canada, virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk. Management does not believe the Company is exposed to significant credit or interest rate risk.

	(f)	Concentration of Credit Risk

Financial instruments that potentially subject the company to credit risk consist principally of cash. Cash is deposited with a high quality credit institution.

	(g)	Long-lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal Of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

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

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

North American Natural Gas, Inc. (A Development Stage Company) Notes To The Financial Statements October 31, 2006 (Expressed in U.S. Dollars) (Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	(j)	Revenue Recognition

The Company will receive, from the Grantor of the license, commissions of one-half of all the profit on all sales made through the Grantor’s Web Site. The commission revenue will be recognized in the period the sales have occurred. The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.” Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured. The Company will report the commission revenue on a net basis as the Company is acting as an Agent for the Grantor and does not assume any risks or rewards of the ownership of the products. This policy is prospective in nature, as the Company has not yet generated any revenue.

	(k)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, 2006 and 2005, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	(l)	Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Loss per share information does not include the effect of any potential common shares, as their effect would be anti-dilutive.

	(m)	Interim Financial Statements

These interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

North American Natural Gas, Inc. (A Development Stage Company) Notes To The Financial Statements October 31, 2006 (Expressed in U.S. Dollars) (Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	(n)	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for- profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

North American Natural Gas, Inc. (A Development Stage Company) Notes To The Financial Statements October 31, 2006 (Expressed in U.S. Dollars) (Unaudited)

2.	Summary of Significant Accounting Policies (continued)

(n) Recent Accounting Pronouncements (continued)

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re- measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

3.	Preferred Stock

On March 13, 2003 the Company authorized 3,500,000 of the existing authorized preferred stock to be designated as Class “A” Convertible Preferred Shares having a par value of $10.00 per share. When issued, holders will be entitled to receive a 6% cash dividend or $0.60 per share payable quarterly. These shares also carry conversion features of one preferred share for eight common shares.

4.	Related Party Transactions

(a)

For the six months ended October 31, 2006, the President of the Company donated office rent of $Nil (2005 - $600). Effective January 1, 2006, the Company leases space on a month-to-month basis at a cost of $100 per month from a non-related third party.

(b)

As at October 31, 2006, the amount of $19,500 (April 30, 2006 - $9,500) is due to the President of the Company for cash advanced to the Company and is non-interest bearing, unsecured and due on demand.

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

Plan of Operation

North American Natural Gas, Inc. is in the development stage. During the period from March 24, 2000 through October 31, 2006, we engaged in no significant operations other than organizational activities, acquisition of the rights to market Vitamineralherb.com, preparation for registration of securities under the Securities Act of 1933, as amended, preparation of a supplementary business plan and completing a private placement. No revenues were received by us during this period.

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

In April 2006, the License with Vitamineralherb.com expired and the Company did not renew the license, due to numerous delays with the Vitamineralherb.com website. For the period ended October 31, 2006, much of our efforts were directed at locating new business opportunities. We intend to continue to explore other business opportunities although we have not identified any new business opportunities and have no agreements related to such opportunities.

For the six- month period ended October 31, 2006, we had total general and administrative expenses of $15,206. For the remainder of the current fiscal year ending April 30, 2007, we anticipate incurring a loss as a result of expenses associated with maintaining the Company in good standing and exploring new business opportunities.

We remain a company in the development stage. Our balance sheet as of October 31, 2006 reflects total assets of $4,410 comprising of cash. We had total liabilities of $31,264 for a working capital deficiency of $26,854. To date, our President has loaned us $19,500 for additional working capital. This loan will have to be repaid upon demand. There can be no assurance that he will continue to advance funds as required or that other methods of financing will be available or accessible on reasonable terms.

We have incurred a loss of $15,206 for the fiscal period to date and a total loss of $339,854 from inception. During the quarter ended October 31, 2006, we did not issue any common stock.

Liquidity

As of the date of this report, the Company has yet to generate any revenues from its business operations. We had cash on hand of $4,410 as at October 31, 2006 and a working capital deficiency of $26,854 as compared to cash on hand of $5,381 and working capital deficiency of $11,648 as at April 30, 2006.

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

Our failure to generate revenue and conduct operations since inception raises substantial doubt about the Company’s ability to continue as a going concern. We will require substantial working capital, and currently have inadequate capital to fund all of our business strategies, which could severely limit our operations.

ITEM 3.     CONTROL AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being October 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s President and Chief Financial Officer. Based upon that evaluation, our company’s President and Chief Financial Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company’s internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

NORTH AMERICAN NATURAL GAS, INC.

Date:	December 11, 2006	By:	JIM GLAVAS
Jim Glavas
President, Chief Executive Officer
and Director

Date:	December 11, 2006	By:	RICHARD ACHRON
Richard Achron
Chief Financial Officer, Principal
Accounting Officer and Director