Form 10QSB
period 2007-01-31
NORTH AMERICAN NATURAL GAS INC
filed 2007-03-13
CIK 1112425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

               (Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from ____________	to _____________

Commission File No. 000-32089

NORTH AMERICAN NATURAL GAS, INC.
(Exact name of small business issuer as specified in its charter)

Washington	91-2023071
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: March 1, 2007: 19,812,500 common shares

==============================================================================================================

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

North American Natural Gas, Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

	January 31	April 30,
	2007	2006
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	7,984	5,381
Total Assets	7,984	5,381

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	13,358	7,164
Accrued liabilities	-	365
Amount due to a related party (Note 3(b))	29,500	9,500
Total Liabilities	42,858	17,029

CONTINGENCIES (Note 1)
Stockholders' Deficit
Preferred Stock: 20,000,000 shares authorized, $0.0001 par value;
None issued and outstanding	–	–
Common Stock: 100,000,000 shares authorized, $0.0001 par value;
19,812,500 shares issued and outstanding	1,981	1,981
Additional Paid-in Capital	309,019	309,019
Donated Capital	2,000	2,000
Deficit Accumulated During the Development Stage	(347,874)	(324,648)
Total Stockholders' Deficit	(34,874)	(11,648)
Total Liabilities and Stockholders' Deficit	7,984	5,381

The accompanying notes are an integral part of these financial statements.

North American Natural Gas, Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(unaudited)

					Accumulated from
	Three Months Ended		Nine Months Ended		March 24, 2000
	January 31,		January 31,		(Date of Inception)
					to January 31,
	2007	2006	2007	2006	2007
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses
			--
Business development	–	–	–	–	24,475
Consulting fees	–	–	–	–	25,000
Director’s fees	1,500	1,500	4,500	4,500	27,500
Finance costs	–	–	–	–	75,975
License written-off	–	–	–	–	35,000
Office and rent (Note 3(a))	360	431	1,257	1,057	128,816
Professional fees	4,500	2,750	15,400	10,450	13,574
Transfer agent and filing fees	1,660	520	2,069	1,993	18,516
Travel	–	–	–	–	863
Total Expenses	8,020	5,201	23,226	18,000	349,719
Net Loss Before Other Income	(8,020)	(5,201)	(23,226)	(18,000)	(349,719)
Other Income
Interest income	–	–	–	–	1,845
Net Loss for the Period	(8,020)	(5,201)	(23,226)	(18,000)	(347,874)

Net Loss Per Share – Basic
and Diluted	–	–	–	–

Weighted Average Number of
Shares Outstanding	19,812,500	19,812,500	19,812,500	19,812,500

The accompanying notes are an integral part of these financial statements.

North American Natural Gas, Inc.
(A Development Stage Company)
Statements of Cash Flow
(Expressed in U.S. Dollars)
(unaudited)

	For the Nine	For the Nine
	Months Ended Months Ended
	January 31,	January 31,
	2007	2006
	$	$
Operating Activities
Net loss for the period	(23,226)	(18,000)
Adjustment to reconcile net loss to net cash used in operating activities
Donated rent	–	800
Changes in operating assets and liabilities
Accounts payable	6,194	2,317
Accrued liabilities	(365)	–
Net Cash Used in Operating Activities	(17,397)	(14,883)
Financing Activities
Advances from a related party	20,000	9,500
Net Cash Provided by Financing Activities	20,000	9,500
Decrease In Cash	2,603	(5,383)
Cash - Beginning of Period	5,381	15,078
Cash - End of Period	7,984	9,695
Supplemental Disclosures
Interest paid	–	–
Income tax paid	–	–

The accompanying notes are an integral part of these financial statements.

North American Natural Gas, Inc.
(A Development Stage Company)
Notes To The Financial Statements
January 31, 2007
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at January 31, 2007, the Company has never generated any revenues, has a working capital deficit of $34,874 and has accumulated losses of $347,874 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

North American Natural Gas, Inc.
(A Development Stage Company)
Notes To The Financial Statements
January 31, 2007
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

North American Natural Gas, Inc.
(A Development Stage Company)
Notes To The Financial Statements
January 31, 2007
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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2007 and 2006, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

North American Natural Gas, Inc.
(A Development Stage Company)
Notes To The Financial Statements
January 31, 2007
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

North American Natural Gas, Inc.
(A Development Stage Company)
Notes To The Financial Statements
January 31, 2007
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

3.	Related Party Transactions

(a)

For the nine months ended January 31, 2007, the President of the Company donated office rent of $Nil (2006 - $900). Effective January 1, 2006, the Company leases space on a month-to-month basis at a cost of $100 per month from a non-related third party.

(b)

As at January 31, 2007, the amount of $29,500 (April 30, 2006 - $9,500) is due to the President of the Company for cash advanced to the Company which is non-interest bearing, unsecured and due on demand.

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

Plan of Operation

North American Natural Gas, Inc. is in the development stage. During the period from March 24, 2000 through January 31, 2007, we engaged in no significant operations other than organizational activities, acquisition of the rights to market Vitamineralherb.com, preparation for registration of securities under the Securities Act of 1933, as amended, preparation of a supplementary business plan and completing a private placement. No revenues were received by us during this period.

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

In April 2006, the License with Vitamineralherb.com expired and the Company did not renew the license, due to numerous delays with the Vitamineralherb.com website. For the period ended January 31, 2007, much of our efforts were directed at locating new business opportunities. We intend to continue to explore other business opportunities although we have not identified any new business opportunities and have no agreements related to such opportunities.

For the nine- month period ended January 31, 2007, we had total general and administrative expenses of $23,226. For the remainder of the current fiscal year ending April 30, 2007, we anticipate incurring a loss as a result of expenses associated with maintaining the Company in good standing and exploring new business opportunities.

We remain a company in the development stage. Our balance sheet as of January 31, 2007 reflects total assets of $7,984 comprising of cash and total current liabilities of $42,858 for a working capital deficiency of $34,874. To date, our President has loaned us $29,500 for additional working capital. This loan will have to be repaid upon demand. There can be no assurance that he will continue to advance funds as required or that other methods of financing will be available or accessible on reasonable terms.

We have incurred a loss of $23,226 for the fiscal period to date and a total loss of $347,874 from inception. During the quarter ended January 31, 2007, we did not issue any common stock.

Liquidity

As of the date of this report, the Company has yet to generate any revenues from its business operations. During the period, the Company’s President loaned us an additional $10,000 for general working capital. We had cash on hand of $7,984 as at January 31, 2007 and a working capital deficiency of $34,874 as compared to cash on hand of $5,381 and working capital deficiency of $11,648 as at April 30, 2006.

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

ITEM 3.     CONTROL AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being January 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company’s internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

NORTH AMERICAN NATURAL GAS, INC.

Date:	March 9, 2007	By:	JIM GLAVAS
Jim Glavas
President, Chief Executive Officer
and Director

Date:	March 9, 2007	By:	RICHARD ACHRON
Richard Achron
Chief Financial Officer, Principal
Accounting Officer and Director