Form 10KSB
period 2007-04-30
NORTH AMERICAN NATURAL GAS INC
filed 2007-07-27
CIK 1112425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended – April 30, 2007

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______

Commission file number 000-32089

NORTH AMERICAN NATURAL GAS, INC.
(Name of small business issuer in its charter)

Washington	91-2023071
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

580 Hornby Street, Suite 490
Vancouver, British Columbia, Canada	V6C 3B6
(Address of principal executive offices)	(Zip Code)

580 Hornby Street, Suite 210
Vancouver, British Columbia, Canada	V6C 3B6
(Address of former principal executive offices)	(Zip Code)

Issuer’s telephone number (604) 687-6991

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Nil	Nil

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES [X]   NO [   ]

State issuer’s revenues for its most recent fiscal year:  $0.00

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

May 29, 2007 – There are approximately 7,500,000 shares of voting common stock of the Company held by non-affiliates. The aggregate market value of the voting common stock held by non-affiliates on May 29, 2007, computed at the average bid and ask price of such common equity as of May 29, 2007, was $2,250,000 (7,500,000 shares at $0.30 per share), assuming solely for the purposes of this calculation that the directors and executive officers of the issuer are “affiliates”. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:  May 29, 2007 – 19,812,500 shares of Common Stock

Transitional Small Business Disclosure Format (Check one):
YES [   ] NO [X]

PART I

ITEM 1.    DESCRIPTION OF BUSINESS.

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As used in this annual report, the term “we”, “us”, “our”, the “Company” means North American Natural Gas, Inc., unless otherwise indicated.

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

In light of the numerous delays with the Vitamineralherb.com website and initial reaction to our preliminary market survey, the Company decided to no longer try to exploit the license to market and sell vitamins and other health related products. Presently, the Company is seeking new business opportunities although we have not identified any new business opportunities and have no agreements related to such opportunities at this time.

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

The License was for an initial three-year period and was renewed in 2003 for an additional three-year term. The license was valid until April 2006, but upon its expiration, the Company did not renew the license. In light of the numerous delays with the Vitamineralherb.com website and initial reaction to our preliminary market survey, the Company decided to no longer try to exploit the license to market and sell vitamins and other health related products.

The Company has directed most of its efforts in the last fiscal year towards locating new business opportunities. We intend to explore other business opportunities although we have not identified any new business opportunities and have no agreements related to such opportunities.

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

ITEM 2.      DESCRIPTION OF PROPERTY.

We currently maintain limited office space on a month-to-month basis at a cost of $100 per month from a non-related third party. The address is Suite 490-580 Hornby Street, Vancouver, British Columbia, Canada. We believe this space is sufficient at this time and we not need to obtain additional office space at any time in the foreseeable future until a business opportunity is identified and entered into. We do not have any material assets and, as such, we do not own any real or personal property.

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

The range of high and low closing trades for the Company’s common stock during each quarter of the fiscal years ended April 30, 2007 and 2006 is shown below. Prices are inter-dealer quotations, without retail mark-up, mark-down, or commissions and may not represent actual transactions.

STOCK QUOTATIONS

Quarter ended:	High Trade	Low Trade
July 31, 2005	1.88	1.01
October 31, 2005	1.19	0.67
January 31, 2006	0.60	0.35
April 30, 2006	0.35	0.35
July 31, 2006	0.35	0.35
October 31, 2006	0.35	0.35
January 31, 2007	0.30	0.30
April 30, 2007	0.30	0.30

- The above represents the average high/low trade for the applicable quarter.

There are no plans, proposals, arrangements or understandings with any person with regards to the development of a trading market in any of our securities.

Holders

As at May 29, 2007 the shareholders’ list of our common shares showed 28 registered shareholders and 19,812,500 shares outstanding.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended April 30, 2007.

ITEM 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

Cautionary Statement Regarding Forward-looking Statements

Some discussions in this report may contain forward-looking statements that involve risks and uncertainties. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Such factors include, those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business”, as well as those discussed elsewhere in this report.

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

During the period from March 24, 2000 through April 30, 2007, the Company has engaged in no significant operations other than organizational activities, acquisition of the rights to market Vitamineralherb.com, preparation for registration of its securities under the Securities Act of 1933, as amended, preparation of a supplementary business plan and completing a private placement to fund this secondary division. No revenues were received by the Company during this period.

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

Results of Operations

From Inception on March 24, 2000 to April 30, 2007

The Company remains in the development stage. The balance sheet as of April 30, 2007 reflects cash of $4,739 against total liabilities of $45,439 for a working capital deficit of $40,700. Subsequent to the end of the period, the Company’s President advanced an additional $10,000 for general working capital. This loan will have to be repaid upon demand. We incurred a loss of $29,052 for the fiscal year ended April 30, 2007 and an accumulated loss of $353,700 from inception.

The Company spent $85,683 during the fiscal year ended April 30, 2003 in connection with the failed efforts to raise the $11,000,000 for the acquisition of the oil and gas properties.

We spent $18,740 in professional fees related to maintaining the Company’s financial and corporate filings in fiscal 2007 as compared to $11,713 in 2006. Transfer agent and filing fees were $2,743 as compared to $2,297 in 2006.

Liquidity and Capital Resources

As of the date of this report, the Company has yet to generate any revenues from its business operations.

We had cash on hand of $4,739 as at April 30, 2007 and a working capital deficit of $40,700 compared to cash on hand of $5,381 and a working capital deficit of $11,648 as at April 30, 2006. We do not have sufficient funds to meet our administrative operating obligations for the next twelve months.

We will need additional capital to carry out all of our obligations and business strategies. We intend to raise any additional capital required to fund our financing needs by issuance of debt and/or equity. Management has been exploring a number of other options to meet the Company’s obligations and future capital requirements, including the possibility of equity offering, debt financing, and a business combination. To date, our President has loaned us $39,500 for additional working capital but there can be no assurance that he will continue to advance funds as required or that other methods of financing will be available or accessible on reasonable terms. This loan will have to be paid upon demand.

During fiscal 2003, we entered into agreements that would have changed our business to the oil and gas industry. We were unsuccessful in raising the minimum capital required to complete the transaction and subsequently terminated all the agreements. We may engage in a combination with another business. We have engaged in discussions concerning other potential business combinations, but have not entered into any agreement for such a combination.

Going Concern

The Company’s failure to generate revenues and conduct operations since its inception raises substantial doubt about the Company’s ability to continue as a going concern. We will require substantial working capital and currently has inadequate capital to fund all of its business strategies, which could severely limit our operations.

We incurred a loss of $29,052 for the year ended April 30, 2007 and we have incurred an aggregate deficit since inception of $353,700. As at April 30, 2007, we had cash of $4,739 and current liabilities of $45,439. As we have yet to commence operations, we have not generated any revenues and there can be no assurance that we can generate significant revenues from operations. We expect to incur administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents. For the 12 months ended April 30, 2008, we have budgeted $25,000 for professional fees for our periodic filing requirements and miscellaneous office and filing fees and expenses. We cannot sustain our operations from existing working capital and operations over the next 12 months.

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

Due to the uncertainty of our ability to meet our current operating and capital expenses, in the audited financial statements for the fiscal year ended April 30, 2007, our auditors had issued a going concern opinion. This means that the auditors believed there is substantial doubt that we can continue as an on-going business unless we obtain additional capital to maintain its existence and to commence its operations.

Recently Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006.

The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

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

ITEM 7.     FINANCIAL STATEMENTS.

Our financial statements are stated in United States Dollars (US$). The Report of our Independent Registered Public Accounting Firm, Manning Elliott LLP, Chartered Accountants for the audited financial statements as of April 30, 2007 and 2006 and for the years then ended and accumulated for the period from March 24, 2000 to April 30, 2007, is included herein immediately preceding the audited financial statements.

North American Natural Gas, Inc.
(A Development Stage Company)

April 30, 2007

Index

Report of Independent Registered Public Accounting Firm	F–1

Balance Sheets	F–2

Statements of Operations	F–3

Statements of Cash Flows	F–4

Statement of Stockholders’ Equity (Deficit)	F–5

Notes to the Financial Statements	F–6

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
of North American Natural Gas Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of North American Natural Gas Inc. (A Development Stage Company) as of April 30, 2007 and 2006 and the related statements of operations, cash flows and stockholders’ equity (deficit) for the years then ended and accumulated for the period from March 24, 2000 (Date of Inception) to April 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North American Natural Gas Inc. (A Development Stage Company), as of April 30, 2007 and 2006, and the results of its operations and its cash flows for the years then ended and accumulated for the period from March 24, 2000 (Date of Inception) to April 30, 2007, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues, has a working capital deficit and has accumulated losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MANNING ELLIOTT LLP
MANNING ELLIOTT LLP
CHARTERED ACCOUNTANTS
Vancouver, Canada
July 3, 2007

North American Natural Gas, Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	April 30,	April 30,
	2007	2006
	$	$
ASSETS

Current Assets

Cash	4,739	5,381

Total Assets	4,739	5,381

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	15,489	7,164
Accrued liabilities	450	365
Due to a related party (Note 5(b))	29,500	9,500

Total Liabilities	45,439	17,029

Contingencies (Note 1)

Stockholders' Deficit

Preferred Stock: 20,000,000 shares authorized, $0.0001 par value;
None issued and outstanding	–	–

Common Stock: 100,000,000 shares authorized, $0.0001 par value;
19,812,500 shares issued and outstanding	1,981	1,981

Additional Paid-in Capital	309,019	309,019

Donated Capital (Note 5(a))	2,000	2,000

Deficit Accumulated During the Development Stage	(353,700)	(324,648)

Total Stockholders' Deficit	(40,700)	(11,648)

Total Liabilities and Stockholders' Deficit	4,739	5,381

The Accompanying Notes are an Integral Part of These Financial Statements

North American Natural Gas, Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. dollars)

	Year	Year	Accumulated From
	Ended	Ended	March 24, 2000
	April 30,	April 30,	(Date of Inception)
	2007	2006	To April 30, 2007
	$	$	$
Revenue	–	–	–

Expenses

Business development	–	–	24,475
Consulting fees	–	–	25,000
Director’s fees	6,000	6,000	29,000
Finance costs	–	–	75,975
License written off	–	–	35,000
Office and rent (Note 5(a))	1,569	1,529	13,866
Professional fees	18,740	11,713	132,156
Transfer agent and filing fees	2,743	2,297	19,190
Travel	–	863	863

Total Expenses	29,052	22,402	355,545

Net Loss Before Other Income	(29,052)	(22,402)	(355,545)

Other Income

Interest income	–	–	1,845

Net Loss for the Period	(29,052)	(22,402)	(353,700)

Net Loss Per Share – Basic and Diluted	–	–	–

Weighted Average Number of Shares Outstanding	19,812,500	19,812,500

The Accompanying Notes are an Integral Part of These Financial Statements

North American Natural Gas, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
			Accumulated From
	Year		March 24, 2000
	Ended	Year Ended	(Date of Inception)
	April 30	April 30	to April 30, 2007
	2007	2006
	$	$	$

Operating Activities

Net loss	(29,052)	(22,402)	(353,700)

Adjustments to reconcile net loss to cash used in
operating activities

Donated rent	–	800	2,000
Licence written off	–	–	35,000
Shares issued for legal and organizational costs	–	–	16,000

Change in operating assets and liabilities

Accounts payable and accrued liabilities	8,410	2,405	15,939

Net Cash Used in Operating Activities	(20,642)	(19,197)	(284,761)

Financing Activities

Advances from related party	20,000	9,500	29,500
Proceeds from issuance of common stock	–	–	260,000

Net Cash Provided By Financing Activities	20,000	9,500	289,500

Increase (Decrease) In Cash	(642)	(9,697)	4,739

Cash - Beginning of Period	5,381	15,078	–

Cash - End of Period	4,739	5,381	4,739

Non-cash Investing and Financing Activities

A total of 1,600,000 shares were issued to a
director at a fair market value of $ 0.01 per share
for legal and organizational expenses paid	–	–	16,000

A note payable was assumed by the Company for
the acquisition of a license from a former director	–	–	35,000

Supplemental Disclosures

Interest paid	–	–	–
Income taxes paid	–	–	–

The Accompanying Notes are an Integral Part of These Financial Statements

North American Natural Gas, Inc.
(A Development Stage Company)
Statement of Stockholders’ Equity (Deficit)
For the period from March 24, 2000 (Date of Inception) to April 30, 2007
(Expressed in U.S. dollars)

					Deficit
					Accumulated
	Common Shares		Additional		During the
		Par	Paid-In	Donated	Development
	Number	Value	Capital	Capital	Stage	Total
	#	$	$	$	$	$
Balance – March 24, 2000
(Date of Inception)	–	–	–	–	–	–
Stock issued for legal and
organizational expenses at fair
market value of 0.01 per share	12,000,000	1,200	14,800	–	–	16,000
Net loss for the period	–	–	–	–	(51,000)	(51,000)

Balance - April 30, 2000	12,000,000	1,200	14,800	–	(51,000)	(35,000)
Stock issued for cash at $0.01 per
share	7,500,000	750	9,250	–	–	10,000
Net loss for the year	–	–	–	–	(12,588)	(12,588)

Balance – April 30, 2001	19,500,000	1,950	24,050	–	(63,588)	(37,588)
Net loss for the year	–	–	–	–	(27,067)	(27,067)

Balance – April 30, 2002	19,500,000	1,950	24,050	–	(90,655)	(64,655)
Stock issued for cash at $1.00 per
share	312,500	31	249,969	–	–	250,000
Extinguishment of note payable	–	–	35,000	–	–	35,000
Net loss for the year	–	–	–	–	(135,183)	(135,183)

Balance – April 30, 2003	19,812,500	1,981	309,019	–	(225,838)	85,162
Net loss for the year	–	–	–	–	(46,205)	(46,205)

Balance – April 30, 2004	19,812,500	1,981	309,019	–	(272,043)	38,957
Donated rent	–	–	–	1,200	–	1,200
Net loss for the year	–	–	–	–	(30,203)	(30,203)

Balance – April 30, 2005	19,812,500	1,981	309,019	1,200	(302,246)	9,954
Donated rent	–	–	–	800	–	800
Net loss for the year	–	–	–	–	(22,402)	(22,402)

Balance – April 30, 2006	19,812,500	1,981	309,019	2,000	(324,648)	(11,648)
Donated rent	–	–	–	–	–	–
Net loss for the year	–	–	–	–	(29,052)	(29,052)

Balance – April 30, 2007	19,182,500	1,981	309,019	2,000	(353,700)	(40,700)

The Accompanying Notes are an Integral Part of These Financial Statements

North American Natural Gas, Inc.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2007
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at April 30, 2007, the Company has never generated any revenues, has a working capital deficit of $40,700 and has accumulated losses of $353,700 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

	(a)	Basis of Accounting

These financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in United States dollars.

	(b)	Year end

The Company’s fiscal year end is April 30.

North American Natural Gas, Inc.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2007
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	(c)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to donated expenses and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal Of Long- Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

North American Natural Gas, Inc.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2007
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	(h)	Foreign Currency Translation

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

	(j)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2007 and 2006, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	(k)	Basic and Diluted Net Income (Loss) per Share

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

North American Natural Gas, Inc.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2007
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	(l)	Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

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

North American Natural Gas, Inc.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2007
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	(l)	Recent Accounting Pronouncements (continued)

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

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re- measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not have expected to have a material effect on the Company's future reported financial position or results of operations.

North American Natural Gas, Inc.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2007
(Expressed in U.S. dollars)

3.	License

In 2000, the Company acquired a License Agreement with Vitamineralherb.com to market vitamins, minerals, nutritional supplements and other health and fitness products through the Grantor’s Web Site. The License Agreement granted an exclusive right to distribute Vitamineralherb.com products to medical practitioners, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness practitioners, school and other fund raising programs and other similar types of customers in Minnesota. The license was acquired on April 13, 2000 and renewed on August 15, 2003 for a term of three years. The Company was required to pay an annual fee of $500 for maintenance of the Grantor’s Web Site commencing with the year ended April13, 2002. The annual fees for 2003 to 2006 were waived by the Grantor.

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

(a)

During the year, the President of the Company donated office rent of $Nil (2006 – $800). The prior year amount was charged to operations and recorded as donated capital. Effective January 1, 2006, the Company leases space on a month-to-month basis at a cost of $100 per month from a non-related third party.

(b) As at April 30, 2007 the balance of $29,500 (2006 - $9,500) due to the President of the Company for cash advanced to the Company is non-interest bearing, unsecured and due on demand.

North American Natural Gas, Inc.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2007
(Expressed in U.S. dollars)

6.	Income Taxes

The income tax benefit differs from the amount computed by applying the U.S. federal income tax rate of 35% to net loss before income taxes for the years ended April 30, 2007 and 2006 as a result of the following:

	2007	2006
	$	$

Expected income tax benefit at the statutory rate	10,168	7,841
Permanent differences	–	(280)
Change in valuation allowance	(10,168)	(7,561)

Provision for income taxes	–	–

Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the losses carried forward in future years.

The components of the net deferred tax asset as at April 30, 2007 and 2006 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	2007	2006
	$	$

Cumulative Net Operating Losses	274,502	245,450
Statutory Tax Rate	35%	35%
Effective Tax Rate	–	–
Deferred Tax Asset	96,076	85,908
Valuation Allowance	(96,076)	(85,908)

Net Deferred Tax Asset	–	–

For the years ended April 30, 2007 and 2006, the valuation allowance established against the deferred tax assets increased by $10,168 and $7,561, respectively.

The Company has incurred net operating losses as scheduled below:

Year of	Amount	Year of
Loss	$	Expiration

2002	27,067	2022
2003	135,183	2023
2004	32,595	2024
2005	29,003	2025
2006	21,602	2026
2007	29,052	2027
	$274,502

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-KSB.

ITEM 8A.   CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being April 30, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s Chief Executive and our company’s Chief Financial officer. Based upon that evaluation, our company’s Chief Executive and our company’s Chief Financial officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 8B.    OTHER INFORMATION

None.

PART III

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the name, age and position of each director and executive officer of North American Natural Gas, Inc:

			Date First Elected or
Name	Age	Positions	Appointed

Jim Glavas	44	President, Director, Chief Executive Officer, Chief	May 22, 2003
		Financial Officer, Secretary/Treasurer, Principal
		Accounting Officer

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

On June 6, 2007, Richard Achron resigned from his positions of Director, CFO, Secretary, Treasurer and Principal Accounting Officer. Record of this event was recorded as Form 8-K and filed on EDGAR June 11, 2007. Concurrent with Mr. Achron’s resignation, Jim Glavas assumed the positions of CFO, Secretary, Treasurer and Principal Accounting Officer of the Company. He continues to serve as Director, CEO and President of North American Natural Gas, Inc.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities on Forms 3, 4, and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.

To the best knowledge of the Company, all directors, officers and persons who beneficially owned more than ten percent of the Company’s common stock filed timely reports in compliance with Section 16(a).

Audit Committee

We do not have an audit committee or an audit committee charter.

Audit Committee Financial Expert

Our Board of Directors has determined that it does not have an audit committee financial expert as defined in Item 401(e) of Regulation S-B, and is independent as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934 as amended. We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for disclosure and for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues to date.

Code of Ethics

The Company has adopted a code of business conduct and ethics for directors, officers and employees.

Family Relationships

There are no family relationships amongst or between the directors and executive officers.

ITEM 10.    EXECUTIVE COMPENSATION

The following table sets forth information with respect to compensation paid by us to our principal executive officer and other executive officers with annual compensation exceeding $100,000 during the three most recent fiscal years ending April 30. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table

							Change in Pension
						Non-	Value and
						Equity	Nonqualified
						Incentive	Deferred	All
				Stock Option		Plan	Compensation	Other
Name and	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal		($)	($)	($)	($)	($)	($)	($)	($)
Position
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Jim Glavas	2007	0	0	0	0	0	0	0	0
President, CEO, CFO,
Treasurer, Secretary,
Principal Accounting	2006	0	0	0	0	0	0	0	0
Officer,
Director	2005	0	0	0	0	0	0	0	0

Richard Achron	2007	0	0	0	0	0	0	0	0
Former CFO,
Secretary, Treasurer,	2006	0	0	0	0	0	0	0	0
Principal Accounting
Officer, Director
	2005	0	0	0	0	0	0	0	0

We have not paid any salaries in 2007, and we do not anticipate paying any salaries at any time soon. We will not begin paying salaries until we have adequate funds to do so.

We have no employment agreements with any of our officers. We do not contemplate entering into any employment agreements until such time as we begin profitable operations.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Compensation of Directors

The following table sets forth information with respect to compensation paid by us to our directors during the last completed fiscal year. Our fiscal year end is April 30, 2007:

Director Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Change in
Pension
	Fees				Value and
	Earned			Non-Equity	Nonqualified
	or			Incentive	Deferred	All
	Paid in	Stock	Option	Plan	Compensation	Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Jim Glavas	0	0	0	0	0	0	0
Richard Achron	6,000	0	0	0	0	0	6,000
(Resigned
June 6, 2007)

A former director was paid $6,000 for fees in fiscal 2007. There are no standard arrangements pursuant to which the Company’s directors are compensated for services provided as director.

Indemnification

Pursuant to the Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. In certain cases, we may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Washington.

Regarding indemnification for liabilities arising under the Securities Act of 1933, as amended, which may be permitted to directors or officers pursuant to the foregoing provisions, we are informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of June 12, 2007, the beneficial shareholdings of persons or entities holding five percent or more of our common stock, our directors and executive officers individually, and our directors and officers as a group. Each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial.

	Amount and Nature of
Name of Beneficial Owner	Beneficial Owner (1)	Percent of Class

Jim Glavas	12,312,500	62.15%
2366 West 12th Avenue
Vancouver, British Columbia
Canada V6K 2N9
CEO, President, CFO, Secretary,
Treasurer, Principal Accounting
Officer and Director

All directors and executive officers as a group hold 12,312,500 common shares representing 62.15% (1 person).

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

ITEM 13.     EXHIBITS, AND REPORTS ON FORM 8-K.

(a)	Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive and Chief
Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002 – Chief Executive and Chief Financial Officer

Index to Exhibits Incorporated by Reference

3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation (2)
3.3	Bylaws (3)
10.1	License Agreement dated April 13, 2000 between the Registrant and Vitamineralherb.com Corp. (4)
10.2	Assignment of License Agreement dated April 13, 2000 between Frank Roberts and Registrant. (5)
10.3	Promissory Note dated April 13, 2000 between Registrant and Vitamineralherb.com Corp. (6)
14.1	Code of Ethics (7)

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
(7)           Filed as an exhibit to Registrant’s 10-KSB on July 21, 2005 and incorporated herein by reference.

(b) Reports on Form 8-K

None.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees for services Manning Elliott LLP, Chartered Accountants provided during fiscal years 2007 and 2006:

	2007	2006
Audit Fees (1)	$ 8,690	$ 6,750
Audit-related fees (2)	-	-
Tax fees (3)	$ 550	$ 550
All other fees (4)	-	-

Total	$ 9,240	$ 7,300

(1)	Represents fees for professional services provided in connection with the audit of the Company’s annual financial statements and review of the Company’s quarterly financial statements, advice on accounting matters that arose during the audit and audit services.
(2)	During fiscal 2007 and 2006, the Company did not incur fees for assurance and related services that are reasonably related to the performance of the audit or review of financial statements and are not reported elsewhere.
(3)	Represents fees for services and advice provided in connection with the preparation of the Company’s federal and state tax returns.
(4)	During fiscal 2007 and 2006 the Company did not incur any other fees related to the Company’s financial statements and other services provided.

The Company’s Board of Directors has determined that the provision of non-audit services by Manning Elliott LLP, Chartered Accountants, is compatible with maintaining Manning Elliott’s independence, and none of such services were pre-approved pursuant to the de minimis exception provided in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934.

The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of July, 2007.

NORTH AMERICAN NATURAL GAS, INC.
(Registrant)

BY:	JIM GLAVAS
Jim Glavas, President, Chief Executive and Chief
Financial Officer and member of the Board of
Directors