Form 10QSB
period 2007-07-31
NORTH AMERICAN NATURAL GAS INC
filed 2007-09-13
CIK 1112425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended July 31, 2007
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _________________to _________________

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

Yes [X]    No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:  August 31, 2007:  19,812,500 common shares

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

North American Natural Gas, Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

	July 31	April 30
	2007	2007
	$	$
	(unaudited)

ASSETS
Current Assets
Cash	13,073	4,739
Total Assets	13,073	4,739

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	23,704	15,489
Accrued liabilities	–	450
Due to a related party (Note 5)	39,500	29,500
Total Liabilities	63,204	45,439
Contingencies (Note 1)
Stockholders' Deficit
Preferred Stock: 20,000,000 shares authorized, $.0001 par value;
None issued and outstanding	–	–
Common Stock: 100,000,000 shares authorized, $0.0001 par value;
19,812,500 shares issued and outstanding	1,981	1,981
Additional Paid-in Capital	309,019	309,019
Donated Capital	2,000	2,000
Deficit Accumulated During the Development Stage	(363,131)	(353,700)
Total Stockholders' Deficit	(50,131)	(40,700)
Total Liabilities and Stockholders' Deficit	13,073	4,739

The Accompanying Notes are an Integral Part of These Financial Statements

North American Natural Gas, Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(unaudited)

			Accumulated from
	Three Months Ended		March 24, 2000
	July 31,		(Date of Inception)
	2007	2006	to July 31, 2007
	$	$	$

Revenue	–	–	–

Expenses

Business development	–	–	24,475
Consulting fees	–	–	25,000
Directors fees	1,000	1,500	30,000
Finance costs	–	–	75,975
License written-off	–	–	35,000
Office and rent	336	373	14,202
Professional fees	7,860	6,750	140,016
Transfer agent and filing fees	235	248	19,445
Travel	–	–	863

Total Expenses	9,431	8,871	364,976

Net Loss Before Other Income	(9,431)	(8,871)	(364,976)

Other Income
Interest income	–	–	1,845

Net Loss for the Period	(9,431)	(8,871)	(363,131)

Net Loss Per Share – Basic and Diluted	–	–	–

Weighted Average Number of Shares Outstanding	19,812,500	19,812,500

The Accompanying Notes are an Integral Part of These Financial Statements

North American Natural Gas, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(unaudited)

	Three Months Ended
	July 31,
	2007	2006
	$	$
Operating Activities
Net loss for the period	(9,431)	(8,871)
Adjustments to reconcile net loss to net cash used in operating activities
Change in operating assets and liabilities
Accounts payable and accrued liabilities	7,765	5,552
Net Cash Used in Operating Activities	(1,666)	(3,319)
Financing Activities
Advances from a related party	10,000	10,000
Net Cash Provided by Financing Activities	10,000	10,000
Increase In Cash	8,334	6,681
Cash - Beginning of Period	4,739	5,381
Cash - End of Period	13,073	12,062

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

The Accompanying Notes are an Integral Part of These Financial Statements

North American Natural Gas, Inc.
(A Development Stage Company)
Notes to the Financial Statements
July 31, 2007
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at July 31, 2007, the Company has never generated any revenues, has a working capital deficit of $50,131 and has accumulated losses of $363,131 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

	(a)	Basis of Accounting

These financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in United States dollars.

	(b)	Year end

The Company’s fiscal year end is April 30.

North American Natural Gas, Inc.
(A Development Stage Company)
Notes to the Financial Statements
July 31, 2007
(Expressed in U.S. Dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	(c)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to donated expenses and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal Of Long- Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

North American Natural Gas, Inc.
(A Development Stage Company)
Notes to the Financial Statements
July 31, 2007
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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2007 and 2006, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

North American Natural Gas, Inc.
(A Development Stage Company)
Notes to the Financial Statements
July 31, 2007
(Expressed in U.S. Dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	(l)	Interim Financial Statements

These unaudited interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

	(m)	Recent Accounting Pronouncements

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

North American Natural Gas, Inc.
(A Development Stage Company)
Notes to the Financial Statements
July 31, 2007
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

North American Natural Gas, Inc.
(A Development Stage Company)
Notes to the Financial Statements
July 31, 2007
(Expressed in U.S. Dollars)
(Unaudited)

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

As at July 31, 2007, the amount of $39,500 (April 30, 2007) due to the President of the Company for cash advanced to the Company is non-interest bearing, unsecured and due on demand.

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

Plan of Operation

North American Natural Gas, Inc. is in the development stage. During the period from March 24, 2000 through July 31, 2007, we engaged in no significant operations other than organizational activities, acquisition of the rights to market Vitamineralherb.com, preparation for registration of securities under the Securities Act of 1933, as amended, preparation of a supplementary business plan and completing a private placement. No revenues were received by us during this period.

During the fourth quarter of fiscal 2003, we changed our name to North American Natural Gas, Inc. as we had anticipated that we would undertake a new business purpose in the oil and gas exploration industry. We entered into agreements to purchase interests in two oil and gas exploration opportunities subject to raising a minimum of $11,000,000 in a private placement. We were unsuccessful in our efforts to raise the minimum amount and all funds received were subsequently returned to the original subscribers. All agreements were terminated. We spent an aggregate of $85,683 in connection with the failed financing efforts. As we were unsuccessful in our efforts to raise the required capital to change our business purpose, the Company extended its license with Vitamineralherb.com in 2003 for an additional three years to market vitamins, minerals, nutritional supplements and other health and fitness products through the Vitamineralherb.com website.

In April 2006, the License with Vitamineralherb.com expired and the Company did not renew the license, due to numerous delays with the Vitamineralherb.com website. For the period ended July 31, 2007, much of our efforts were directed at locating new business opportunities. We intend to continue to explore other business opportunities although we have not identified any new business opportunities and have no agreements related to such opportunities.

For the three- month period ended July 31, 2007, we had total general and administrative expenses of $9,431. For the remainder of the current fiscal year ending April 30, 2008, we anticipate incurring a loss as a result of expenses associated with maintaining the company in good standing and exploring new business opportunities.

We remain a company in the development stage. Our balance sheet as of July 31, 2007 reflects total assets of $13,073 comprising of cash. We had total liabilities of $63,204 for a working capital deficiency of $50,131. To date, our President has loaned us $39,500 for additional working capital. This loan will have to be repaid upon demand. There can be no assurance that he will continue to advance funds as required or that other methods of financing will be available or accessible on reasonable terms. If additional capital is required we will raise the fund by issuing debt and/or equity securities although we have no current arrangements or agreements to such financings at this time.

We have incurred a loss of $9,431 for the fiscal period to date and a total loss of $363,131 from inception. During the quarter ended July 31, 2007, we did not issue any common stock.

Liquidity

As of the date of this report, the Company has yet to generate any revenues from its business operations.

We had cash on hand of $13,073 as at July 31, 2007 and a working capital deficiency of $50,131 as compared to cash on hand of $4,739 and working capital deficiency of $40,700 as at April 30, 2007.

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

ITEM 3.      CONTROL AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being July 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s Chief Executive and Chief Financial Officer. Based upon that evaluation, our company’s Chief Executive and Chief Financial Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company’s internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

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

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.      OTHER INFORMATION

None.

ITEM 6.      EXHIBITS

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive and Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive and Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH AMERICAN NATURAL GAS, INC.

Date:	September 12, 2007	By:	JIM GLAVAS
Jim Glavas
President, Chief Executive and
Chief Financial Officer and
Director