Form 10QSB
period 2007-10-31
NORTH AMERICAN NATURAL GAS INC
filed 2007-12-07
CIK 1112425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended October 31, 2007

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

Yes [X] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: December 1, 2007: 19,812,500 common shares

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

North American Natural Gas, Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

	October 31	April 30
	2007	2007
	$	$
	(unaudited)
ASSETS

Current Assets

Cash	14,973	4,739

Total Assets	14,973	4,739

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable	19,181	15,489
Accrued liabilities	–	450
Due to a related party (Note 5)	49,500	29,500

Total Liabilities	68,681	45,439

Contingencies (Note 1)

Stockholders' Deficit

Preferred Stock: 20,000,000 shares authorized, $.0001 par value;
None issued and outstanding	–	–

Common Stock: 100,000,000 shares authorized, $0.0001 par value;
19,812,500 shares issued and outstanding	1,981	1,981

Additional Paid-in Capital	309,019	309,019

Donated Capital	2,000	2,000

Deficit Accumulated During the Development Stage	(366,708)	(353,700)

Total Stockholders' Deficit	(53,708)	(40,700)

Total Liabilities and Stockholders' Deficit	14,973	4,739

The Accompanying Notes are an Integral Part of These Financial Statements

North American Natural Gas, Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(unaudited)

					Accumulated from
	Three Months Ended		Six Months Ended		March 24, 2000
	October 31,		October 31,		(Date of Inception)
	2007	2006	2007	2006	to October 31, 2007
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Business development	–	–	–	–	24,475
Consulting fees	–	–	–	–	25,000
Directors fees	–	1,500	1,000	3,000	30,000
Finance costs	–	–	–	–	75,975
License written-off	–	–	–	–	35,000
Office and rent	329	524	665	897	14,531
Professional fees	3,090	4,150	10,950	10,900	143,106
Transfer agent and filing fees	158	161	393	409	19,603
Travel	–	–	–	–	863
Total Expenses	3,577	6,335	13,008	15,206	368,553

Net Loss Before Other Income	(3,577)	(6,335)	(13,008)	(15,206)	(368,553)

Other Income
Interest income	–	–	–	–	1,845

Net Loss for the Period	(3,577)	(6,335)	(13,008)	(15,206)	(366,708)

Net Loss Per Share – Basic and
Diluted	–	–	–	–	–
Weighted Average Number of
Shares Outstanding	19,812,500	19,812,500	19,812,500	19,812,500

The Accompanying Notes are an Integral Part of These Financial Statements

North American Natural Gas, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(unaudited)

	Six Months Ended
	October 31,
	2007	2006
	$	$
Operating Activities
Net loss for the period	(13,008)	(15,206)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	3,242	4,235
Net Cash Used in Operating Activities	(9,766)	(10,971)
Financing Activities
Advances from a related party	20,000	10,000
Net Cash Provided by Financing Activities	20,000	10,000
Increase (Decrease) In Cash	10,234	(971)
Cash - Beginning of Period	4,739	5,381
Cash - End of Period	14,973	4,410

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

The Accompanying Notes are an Integral Part of These Financial Statements

North American Natural Gas, Inc.
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2007
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

During fiscal 2003 the Company changed its name from FAR Group, Inc. to North American Natural Gas, Inc. as it had anticipated that it would undertake a new business purpose in the oil and gas exploration industry. The Company was unsuccessful in its efforts to raise the required capital to acquire the oil and gas properties contemplated and reverted back to its original business to exploit the license to market and sell vitamins and other health and fitness products. The Company’s license to market health and fitness products expired in April 2006, but upon its expiration, the Company did not renew the license. The Company is currently exploring new business opportunities.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at October 31, 2007, the Company has never generated any revenues, has a working capital deficit of $53,708 and has accumulated losses of $366,708 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

	(a)	Basis of Presentation

These financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in United States dollars.

	(b)	Year end

The Company’s fiscal year end is April 30.

	(c)	Interim Financial Statements

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

North American Natural Gas, Inc.
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2007
(Expressed in U.S. Dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	(d)	Use of Estimates

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

	(e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

	(f)	Financial Instruments

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

	(g)	Concentration of Credit Risk

Financial instruments that potentially subject the company to credit risk consist principally of cash. Cash is deposited with a high quality credit institution.

	(h)	Long-lived Assets

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

North American Natural Gas, Inc.
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2007
(Expressed in U.S. Dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	(i)	Foreign Currency Translation

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

	(j)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

	(k)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, 2007 and 2006, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

North American Natural Gas, Inc.
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2007
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

North American Natural Gas, Inc.
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2007
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

3.	Related Party Transactions

As at October 31, 2007, the amount of $49,500 (April 30, 2007- $29,500) due to the President of the Company for cash advanced to the Company is non-interest bearing, unsecured and due on demand.

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

The Company is in the development stage. We have not yet generated or realized any revenues from our business operations. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. There is no guarantee that the Company will be able to raise any equity financing or sell any of its products at a profit. There is substantial doubt regarding the Company’s ability to continue as a going concern.

In light of the numerous delays with the Vitamineralherb.com website and initial reaction to our preliminary market survey, the Company decided to no longer try to exploit the license to market and sell vitamins and other health related products and is seeking new business opportunities.

Plan of Operation

North American Natural Gas, Inc. is in the development stage. During the period from March 24, 2000 through October 31, 2007, we engaged in no significant operations other than organizational activities, acquisition of the rights to market Vitamineralherb.com, preparation for registration of securities under the Securities Act of 1933, as amended, preparation of a supplementary business plan and completing a private placement. No revenues were received by us during this period.

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

In April 2006, the License with Vitamineralherb.com expired and the Company did not renew the license, due to numerous delays with the Vitamineralherb.com website. For the period ended October 31, 2007, much of our efforts were directed at locating new business opportunities. Our plan of operation over the next twelve months will be to consider guidelines of industries in which the Company may hold an interest; to adopt a business plan regarding engaging in a business in any selected industry and to commence such operations through funding by issuing debt and/or equity securities although we have no current arrangements or agreements to such financings at this time.

If we are unable to identify any new business opportunities and cannot generate sufficient revenues to fund all of our anticipated expenses, we will either have to suspend operations until we do raise the cash, or cease operations entirely.

For the six- month period ended October 31, 2007, we had total general and administrative expenses of $13,008. For the remainder of the current fiscal year ending April 30, 2008, we anticipate incurring a loss as a result of expenses associated with maintaining the company in good standing and exploring new business opportunities.

We remain a company in the development stage. Our balance sheet as of October 31, 2007 reflects total assets of $14,973 comprising of cash. We had total liabilities of $68,681 for a working capital deficiency of $53,708. During the six -month period ended October 31, 2007 our President advanced a total of $20,000 for general working capital. This loan will have to be repaid upon demand. There can be no assurance that he will continue to advance funds as required or that other methods of financing will be available or accessible on reasonable terms. If additional capital is required we will raise the funds by issuing debt and/or equity securities although we have no current arrangements or agreements to such financings at this time.

We have incurred a loss of $13,008 for the fiscal period to date and a total loss of $366,708 from inception. During the quarter ended October 31, 2007, we did not issue any common stock.

Liquidity

As of the date of this report, the Company has yet to generate any revenues from its business operations.

We had cash on hand of $14,973 as at October 31, 2007 and a working capital deficiency of $53,708 as compared to cash on hand of $4,739 and working capital deficiency of $40,700 as at April 30, 2007.

As we have yet to commence operations, we have not generated any revenues and there can be no assurance that we can generate significant revenues from operations. We expect to incur administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents. We currently do not have sufficient funds to meet our cash requirements for the next twelve months. We intend to raise the capital required to fund our cash requirements and future business opportunities by issuing debt and/or equity securities, although we have no current arrangements or agreements related to such financings. To date, our President has loaned us $49,500 for additional working capital but there can be no assurance that he will continue to advance funds as required or that other methods of financing will be available or accessible on reasonable terms. Management is exploring a variety of options to meet the Company's cash requirements and future capital requirements, including the possibility of equity offerings, debt financing, and business combinations.

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

ITEM 3.      CONTROL AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being October 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s Chief Executive and Chief Financial Officer. Based upon that evaluation, our company’s Chief Executive and Chief Financial Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company’s internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

NORTH AMERICAN NATURAL GAS, INC.

Date:	December 6, 2007	By:	JIM GLAVAS
Jim Glavas
President, Chief Executive and
Chief Financial Officer and
Director