Form 10-Q
period 2008-01-31
NORTH AMERICAN NATURAL GAS INC
filed 2008-03-17
CIK 1112425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 000-32089

NORTH AMERICAN NATURAL GAS, INC.
(Exact name of registrant as specified in its charter)

WASHINGTON
(State or other jurisdiction of incorporation or organization)

580 Hornby Street, Suite 490
Vancouver, British Columbia
Canada V6C 3B6
(Address of principal executive offices, including zip code.)

(604) 687-6991
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES [X]   NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X]   NO [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 19,812,500 as of February 27, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

Balance Sheets	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Notes to Financial Statements	F-4

North American Natural Gas, Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

	January 31	April 30
	2008	2007
	$	$
	(unaudited)
ASSETS

Current Assets

Cash	11,552	4,739

Total Assets	11,552	4,739

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable	21,915	15,489
Accrued liabilities	–	450
Due to a related party (Note 5)	49,500	29,500

Total Liabilities	71,415	45,439

Contingencies (Note 1)

Stockholders' Deficit

Preferred Stock: 20,000,000 shares authorized, $.0001 par value;
None issued and outstanding	–	–

Common Stock: 100,000,000 shares authorized, $0.0001 par value;
19,812,500 shares issued and outstanding	1,981	1,981

Additional Paid-in Capital	309,019	309,019

Donated Capital	2,000	2,000

Deficit Accumulated During the Development Stage	(372,863)	(353,700)

Total Stockholders' Deficit	(59,863)	(40,700)

Total Liabilities and Stockholders' Deficit	11,552	4,739

The Accompanying Notes are an Integral Part of These Financial Statements

North American Natural Gas, Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(unaudited)

					Accumulated
					from March 24,
					2000 (Date of
	Three Months Ended		Nine Months Ended		Inception) to
	January 31,		January 31,		January 31,
	2008	2007	2008	2007	2008
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses
Business development	–	–	–	–	24,475
Consulting fees	–	–	–	–	25,000
Directors fees	–	1,500	1,000	4,500	30,000
Finance costs	131	–	131	–	76,106
License written-off	–	–	–	–	35,000
Office and rent	311	360	975	1,257	14,842
Professional fees	3,843	4,500	14,794	15,400	146,949
Transfer agent and filing fees	1,870	1,660	2,263	2,069	21,473
Travel	–	–	–	–	863
Total Expenses	6,155	8,020	19,163	23,226	374,708

Net Loss Before Other Income	(6,155)	(8,020)	(19,163)	(23,226)	(374,708)

Other Income

Interest income	–	–	–	–	1,845

Net Loss for the Period	(6,155)	(8,020)	(19,163)	(23,226)	(372,863)

Net Loss Per Share – Basic and Diluted	–	–	–	–

Weighted Average Number of Shares
Outstanding	19,812,500	19,812,500	19,812,500	19,812,500

The Accompanying Notes are an Integral Part of These Financial Statements

North American Natural Gas, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(unaudited)

	Nine Months Ended
	January 31,
	2008	2007
	$	$
Operating Activities

Net loss for the period	(19,163)	(23,226)

Adjustments to reconcile net loss to net cash used in operating activities

Changes in operating assets and liabilities

Accounts payable and accrued liabilities	5,976	5,829

Net Cash Used in Operating Activities	(13,187)	(17,397)

Financing Activities

Advances from a related party	20,000	20,000

Net Cash Provided by Financing Activities	20,000	20,000

Increase (Decrease) In Cash	6,813	2,603

Cash - Beginning of Period	4,739	5,381

Cash - End of Period	11,552	7,984

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

The Accompanying Notes are an Integral Part of These Financial Statements

North American Natural Gas, Inc.
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2008
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

During fiscal 2003 the Company changed its name from FAR Group, Inc. to North American Natural Gas, Inc. as it had anticipated that it would undertake a new business purpose in the oil and gas exploration industry. The Company was unsuccessful in its efforts to raise the required capital to acquire the oil and gas properties contemplated and reverted back to its original business to exploit the license to market and sell vitamins and other health and fitness products. The Company is currently exploring new business opportunities after not renewing the license to market health and fitness products.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at January 31, 2008, the Company has never generated any revenues, has a working capital deficit of $59,863 and has accumulated losses of $372,863 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

	(a)	Basis of Accounting

These financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in United States dollars.

	(b)	Year end

The Company’s fiscal year end is April 30.

North American Natural Gas, Inc.
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2008
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

North American Natural Gas, Inc.
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2008
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

The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduced deferred tax assets to the amount that is believed more likely than not to be realized.

	(j)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2008 and 2007, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	(k)	Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Loss per share information does not include the effect of any potential common shares, as their effect would be anti-dilutive.

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

North American Natural Gas, Inc.
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2008
(Expressed in U.S. Dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	(m)	Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements- An amendment of ARB No. 51”. SFAS No. 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent’s equity. The noncontrolling interest’s portion of net income must also be clearly presented on the Income Statement. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R applies the acquisition method of accounting for business combinations established in SFAS No. 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. Consistent with SFAS No. 141, SFAS No. 141R requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with main difference the application to all acquisitions where control is achieved. SFAS No. 141 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

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

North American Natural Gas, Inc.
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2008
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

As at January 31, 2008, the amount of $49,500 (April 30, 2007- $29,500) due to the President of the Company for cash advanced to the Company is non-interest bearing, unsecured and due on demand.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

     On January 15, 2008, we entered into a Letter of Intent with PureRay Corporation (“PureRay”); a federally incorporated Canadian corporation and Michael Joasil and Derek Blackburn, collectively referred to as “PureRay”, whereby we agreed to complete an Agreement and Plan of Merger and Reorganization (the “Definitive Agreement”) to acquire 100% of the outstanding equity securities of PureRay Corporation, subject to us:

     1. Completing a 1.76 forward split of our common stock.

     2. Issuing 31,500,000 post-split restricted shares of common stock to the shareholders of PureRay Corporation on a pro-rata basis of the shares held in PureRay.

     3. Cancelling 21,370,000 post-split restricted shares of common stock currently held by Jim Glavas, our current President and director.

     4. Completing a private placement of not less than 2,500,000 units at a price of not less than $1.00 per unit, whereby each unit is comprised of one common share and one share purchase warrant at an exercise price of $1.00 per share for a period of six months.

     5. Replacing our board of directors with 50% of the individuals designated by PureRay Corporation.

     The Definitive Agreement is subject to PureRay Corporation providing us with the following:

     1. Confirmation of 100% of the shareholders of PureRay Corporation approving and participating in the transaction.

     2. Financial statements as required by Item 310 of Regulation SB of the United States Securities and Exchange Commission (“SEC”) in order to permit us to make the SEC filings required in respect of the purchase and sale of the shares.

     The parties are working towards meeting the terms and conditions as provided in the Letter of Intent.

Plan of Operation

     North American Natural Gas, Inc. is in the development stage. During the period from March 24, 2000 through January 31, 2008, we engaged in no significant operations other than organizational activities, acquisition of the rights to market Vitamineralherb.com, preparation for registration of securities under the Securities Act of 1933, as amended, preparation of a supplementary business plan and completing a private placement. No revenues were received by us during this period.

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

     In April 2006, the License with Vitamineralherb.com expired and the Company did not renew the license, due to numerous delays with the Vitamineralherb.com website. For the period ended January 31, 2008, much of our efforts were directed at locating new business opportunities.

     On January 15, 2008 we entered into a Letter of Intent with PureRay Corporation (“PureRay”). If the acquisition of PureRay Corporation is completed, our business will become the business of PureRay.

     The business of PureRay Corporation is to improve the quality of light and the quality of life globally by using its proprietary energy efficient lighting technology. PureRay Corporation is a technology company focused on building a platform of Intellectual Property that makes solar charging and lighting systems practical and cost effective for both the developing world and domestic markets. PureRay is heavily focused on energy efficient solutions for the residential and industrial solid state lighting industries in North America and globally.

     For the nine- month period ended January 31, 2008, we had total general and administrative expenses of $19,163. For the remainder of the current fiscal year ending April 30, 2008, we anticipate incurring a loss as a result of expenses associated with maintaining the company in good standing and exploring new business opportunities.

     We remain a company in the development stage. Our balance sheet as of January 31, 2008 reflects total assets of $11,552 comprising of cash. We had total liabilities of $71,415 for a working capital deficiency of $59,863. Since inception, our President advanced a total of $ 49,500 for general working capital. This loan will need to be repaid once funds become available. There can be no assurance that he will continue to advance funds as required or that other methods of financing will be available or accessible on reasonable terms. If additional capital is required we will raise the funds by issuing debt and/or equity securities although we have no current arrangements or agreements to such financings at this time.

     We have incurred a loss of $19,163 for the fiscal period to date and a total loss of $372,863 from inception. During the quarter ended January 31, 2008, we did not issue any common stock.

Liquidity

     As of the date of this report, the Company has yet to generate any revenues from its business operations.

     We had cash on hand of $11,552 as at January 31, 2008 and a working capital deficiency of $59,863 as compared to cash on hand of $4,739 and working capital deficiency of $40,700 as at April 30, 2007.

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

ITEM 4.      CONTROLS AND PROCEDURES.

     Evaluation of Disclosure Controls and Procedures - Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.

PART II. OTHER INFORMATION

ITEM 6.      EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of
1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of March, 2008 at Vancouver, British Columbia, Canada.

NORTH AMERICAN NATURAL GAS, INC.
(Registrant)

BY:	JIM GLAVAS
Jim Glavas
President, Principal Executive Officer, Principal
Accounting Officer, Principal Financial Officer,
Secretary/Treasurer, and member of the Board of
Directors.

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of
1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).