Form 10-K
period 2008-04-30
NORTH AMERICAN NATURAL GAS INC
filed 2008-07-24
CIK 1112425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2008

Commission file number 000-32089

NORTH AMERICAN NATURAL GAS, INC.
(Exact name of registrant as specified in its charter)

Washington
(State or other jurisdiction of incorporation or organization)

Suite 490-580 Hornby Street
Vancouver, British Columbia
Canada V6C 3B6
(Address of principal executive offices, including zip code.)

(604) 687-6991
(Registrant's telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [   ] Yes    No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: [   ] Yes    No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes    [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy if information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated filer	[	]	Accelerated filer [ ]
Non-accelerated filer	[	]	Smaller reporting company [ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ X ] Yes    [   ] No

On July 3, 2008, the Registrant had 34,870,000 outstanding common shares of voting common stock.

The aggregate market value of the voting common stock held by non-affiliates (13,200,000 shares of voting common stock) as of October 31, 2007, computed at the closing price on the Over-The-Counter Bulletin Board on that date was $1,874,400 assuming solely for the purposes of this calculation that the directors and executive officers of the issuer are “affiliates”. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

PART I

ITEM 1.      BUSINESS

     History of Operations

     North American Natural Gas, Inc., formerly FAR Group Inc. (the “Company”), was incorporated under the laws of the State of Washington on March 24, 2000. To date, the Company’s only activities have been organizational, directed at acquiring its principal asset, raising its initial capital and developing its business plan. The Company has not commenced commercial operations. The Company has no full time employees and owns no real estate.

     Original License Agreement with Vitamineralherb.com Corp.

     On April 13, 2000, the Company acquired the interest of its former sole director and president in a License Agreement with Vitamineralherb.com Corp. (“Vitamineralherb”), a Nevada corporation, in consideration of the assumption of a note payable of $35,000. The note was subsequently forgiven. The License Agreement granted an exclusive right to distribute Vitamineralherb.com products to health and fitness professionals in Minnesota via the Internet. Vitamineralherb.com had agreed to provide certain business administrative services to the Company, including product development, store inventory, website creation and maintenance, establishment of banking liaisons, and development and maintenance of an order fulfillment system, thereby enabling the Company to focus strictly on marketing and sales.

     The license was for an initial three-year period and was renewed in 2003 for an additional three-year term. The license was valid until April 2006, but upon its expiration, the Company did not renew the license. As a result of the numerous delays with the Vitamineralherb.com website and initial reaction to a preliminary market survey, the Company decided to seek new business opportunities.

     During the fourth quarter of fiscal 2003, the Company changed its name to “North American Natural Gas, Inc.” as it had anticipated that it would undertake a new business purpose in the oil and gas exploration industry. The Company entered into agreements to purchase interests in two oil and gas exploration opportunities subject to raising a minimum of $11,000,000 in a private offering. The Company was unsuccessful in its efforts to raise the minimum amount and all funds raised were subsequently returned to the original subscribers. All agreements were terminated.

     Subsequent to the end of 2003, as a result of the Company being unsuccessful in its efforts to raise the required capital to change its business purpose, it had reverted back to its original business plan to determine the feasibility of marketing the Vitamineralherb.com products in various markets, and, if the products proved to be in demand, market and sell Vitamineralherb.com products. Subsequently, the Company abandoned this project. The Company has been seeking new business opportunities and has directed most of its efforts in the last fiscal year towards locating new business opportunities.

Proposed Acquisition of PureRay Corporation

     On April 28, 2008 the Company entered into a Letter of Intent (the “LOI”) to acquire 100% of PureRay Corporation (“PureRay”), a Canadian based technology company focused on building a platform of Intellectual Property that makes solar charging and lighting systems practical and cost effective for the developing world and domestic markets. The foregoing acquisition is subject to a number of terms and conditions.

     Under the terms of the LOI, the business combination with PureRay is subject to the Company effecting a stock dividend on the basis of 0.76 shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), for each 1 share of Common Stock outstanding (which was subsequently completed on May 23, 2008), the cancellation of 21,370,000 post-split shares of the Company’s Common Stock by the Company’s controlling shareholder, Jim D. Glavas and the Company completing a private placement of not less than $2,500,000.

     Since the execution of the LOI, the Company has completed the stock split and final documentation for the business combination is being completed which includes (i) a Share Purchase Agreement, (ii) a Voting and Exchange Trust Agreement, (iii) a Support Agreement, (iv) a Capital Contribution Agreement and (v) an Escrow and Share Purchase Agreement.

ITEM 1A.    RISK FACTORS

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.      PROPERTIES

     We currently maintain limited office space on a month-to-month basis at a cost of $100 per month from a non-related third party. The address is Suite 490-580 Hornby Street, Vancouver, British Columbia, Canada. Once the acquisition of PureRay has been completed, the Company will be maintaining office space at 3625 Cumberland Boulevard, Suite 600, Atlanta, Georgia 30339.

     At the present time we do not have any material assets and, as such, we do not own any real or personal property.

ITEM 3.      LEGAL PROCEEDINGS

     We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.      MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Our shares of Common Stock are issued in registered form. Signature Stock Transfer, Inc. PMB 317, 2220 Coit Road, Suite 480, Plano, TX 75075, Telephone: (972) 612-4120; Facsimile: (972) 612-4122 is the transfer agent for our common shares.

     Since March 20, 2003, our Common Stock has been quoted on the Over-The-Counter Bulletin Board operated by the Financial Industry Regulatory Association, under the symbol “NAGA”.

     The range of high and low bids for our Common Stock as quoted on the Over-The-Counter Bulletin Board during each quarter of the fiscal years ended April 30, 2008 and 2007 is shown below. Prices are inter-dealer quotations, without retail mark-up, mark-down, or commissions and may not represent actual transactions.

Fiscal Year	High Bid	Low Bid
2008
Fourth Quarter 2-1-08 to 4-30-08	$0.64	$0.46
Third Quarter 11-1-07 to 1-31-08	$0.14	$0.14
Second Quarter 8-1-07 to 10-31-07	$0.14	$0.14
First Quarter 5-1-07 to 7-31-07	$0.16	$0.16

Fiscal Year	High Bid	Low Bid
2007
Fourth Quarter 2-1-07 to 4-30-07	$0.30	$0.30
Third Quarter 11-1-06 to 1-31-07	$0.30	$0.30
Second Quarter 8-1-06 to 10-31-06	$0.35	$0.35
First Quarter 5-1-06 to 7-31-06	$0.35	$0.35

Holders

     As at July 3, 2008 the Company had 26 shareholders of record of Common Stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known to the Company.

Dividends

     The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit the Company’s ability to pay dividends in its common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

     We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

ITEM 6.      SELECTED FINANCIAL DATA

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This Management’s Discussion and Analysis of Financial Condition or Plan of Operation and other sections of this report contain forward-looking statements that are based on the current beliefs and expectations of management, as well as assumptions made by, and information currently available to, the Company’s management. Because such statements involve risks and uncertainties, actual actions and strategies and the timing and expected results thereof may differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events.

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements and accompanying notes and other financial information appearing elsewhere in this annual report on Form 10-K.

History of Operations

     The Company was incorporated on March 24, 2000 under the name “Far Group, Inc.” During the period from March 24, 2000 to the date of this report, the Company had no significant business operations. No revenues were received by the Company during this period.

     On April 13, 2000, the Company acquired the interest of its former sole director and president in a License Agreement with Vitamineralherb.com Corp. (“Vitamineralherb”), a Nevada corporation, in consideration of the assumption of a note payable of $35,000. The note was subsequently forgiven. The License Agreement granted an exclusive right to distribute Vitamineralherb.com products to health and fitness professionals in Minnesota via the Internet.

Vitamineralherb.com had agreed to provide certain business administrative services to the Company, including product development, store inventory, website creation and maintenance, establishment of banking liaisons, and development and maintenance of an order fulfillment system, thereby enabling the Company to focus strictly on marketing and sales.

     The license was for an initial three-year period and was renewed in 2003 for an additional three-year term. The license was valid until April 2006, but upon its expiration, the Company did not renew the license. As a result of the numerous delays with the Vitamineralherb.com website and initial reaction to a preliminary market survey, the Company decided to seek new business opportunities.

Proposed Acquisition of PureRay Corporation

     On April 28, 2008 the Company entered into a Letter of Intent (the “LOI”) to acquire 100% of PureRay Corporation (“PureRay”); a Canadian based technology company focused on building a platform of intellectual property that makes solar charging and lighting systems practical and cost effective for the developing world and domestic markets. The foregoing acquisition is subject to a number of terms and conditions.

     Under the terms of the LOI, the business combination with PureRay is subject to the Company effecting a stock dividend on the basis of 0.76 shares of common stock for each 1 share of common stock outstanding (which was subsequently completed on May 23, 2008), the cancellation of 21,370,000 post-split shares of the Company by the Company’s controlling shareholder, Jim D. Glavas and the Company completing a private placement of not less than $2,500,000.

     Since the execution of the LOI, the Company has completed the stock split and final documentation for the business combination is being completed which includes (i) a Share Purchase Agreement, (ii) a Voting and Exchange Trust Agreement, (iii) a Support Agreement, (iv) a Capital Contribution Agreement and (v) an Escrow and Share Purchase Agreement. Should the acquisition of PureRay be completed, our business will become the business of PureRay, which is the design, manufacture and sale of proprietary multiplexing light bulbs and light bulb charging stations designed to meet the demand for off-grid lighting in the developing world (the “PureRay Technology”).

The PureRay Technology

     The PureRay Technology is a technology to provide high intensity LED lighting utilizing solar energy and a multiplexing chip. The PureRay Technology, which is focused primarily on developing world residential lighting applications, provides a safe, cost-effective, solar-powered alternative to kerosene lighting that is currently in use in off-grid structures throughout the developing world. In addition to applications in off-grid situations, the PureRay Technology can also accommodate on-grid residences that are subject to blackouts and brownouts. Multiplexing permits LED’s to be switched on and off at a speed that cannot be detected by the human eye, leaving the impression that all the LED’s in the bulb are on at the same time. PureRay estimates that as a result of its multiplexing technology, one watt of electricity can generate the same quality of light as 16 watts on a conventional LED light – significantly reducing the amount of electricity required. The charging station is capable of charging three bulbs at a time. It can also be used to power cell phones, radios or other devices using a USB interface.

     Although the product is currently targeted to off-grid applications, PureRay also is developing a product for first world markets that would employ the same multiplexing technology to save energy consumption through a smart bulb; a compact fluorescent bulb designed to recapture and use heat waste from conventional lighting.

The PureRay Technology is covered by four patents pending described as follows:

1	.	US Provisional Patent Application #60/943,166	Self Charging Light Bulb System
2	.	US Provisional Patent Application #60/911,158	System for Recharging Battery Operated
Devices
3	.	US Provisional Patent (2nd in Series) #60/968,980	System for Recharging Battery Operated
Devices
4	.	US Non-Provisional Patent Application	System for Recharging Battery Operated
Devices

PureRay has also filed for protection in other countries under international patent treaties. There is no assurance that such filings will result in actual patents being granted.

PureRay has also applied for trademark protection under the following applications:

US Trademark Application 77400641	PURERAY

US Trademark Application 77307618	PURERAY

Share Purchase Agreement

     The Company intends to enter into a Share Purchase Agreement (the “Share Purchase Agreement”) between PureRay Acquisition Inc., a corporation which will be formed under the laws of Canada (“PureRay Acquisition”) and a wholly-owned subsidiary of PureRay Holdings ULC, an unlimited liability corporation formed under the laws of the Province of Alberta and a wholly-owned subsidiary of the Company (“PureRay Holdings”), PureRay, and Mickael Joasil, Derek Blackburn, F.W.F Robinson, Frank O’Dea, Kairos Partners, LLC (“Kairos”), Thomas J. Broeski, Raj Kurichh, Megs Padiachy, Ramlia Padiachy, Patrick Pierre and Matthew Sicoli (together the “PureRay Shareholders”), whereby PureRay Acquisition will acquire (the “Acquisition”) all of the outstanding shares of PureRay (the “PureRay Shares) from the PureRay Shareholders.

     Pursuant to the terms of the Share Purchase Agreement, the PureRay Acquisition will acquire the PureRay Shares for an amount equal to $35,855,000, which the parties agree to be the fair market value of the PureRay Shares. The purchase price will be paid by the issuance of one exchangeable share, without par value, of PureRay Acquisition (each, an “Exchangeable Share”) for each PureRay Share acquired, for a total of 35,855,000 Exchangeable Shares. For information regarding the Exchangeable Shares, please see the information set forth in “Exchangeable Shares” below.

     The Share Purchase Agreement will contain representations and warranties of each of the PureRay Shareholders with respect to the PureRay Shareholders individually, relating to, among other things, (a) title to the PureRay Shares, (b) absence of other purchase agreements, (c) consents, (d) licenses and permits, (e) government authorization, (f) the authorization, performance and enforceability of the Share Purchase Agreement and (g) residence.

     The Share Purchase Agreement will contain representations and warranties of the PureRay Shareholders with respect to PureRay, relating to, among other things (a) the authorization, performance and enforceability of the Share Purchase Agreement, (b) investments, (c) corporate records, (d) shareholder agreements, (e) operations and assets, (f) capitalization, (g) consents, (h) licenses and permits, (i) government authorization and compliance with applicable laws, (j) financial statements, (k) absence of undisclosed liabilities, (l) product guarantees, warranties and discounts, (m) accounts receivable, (n) inventories, (o) debt obligations, (p) absence of certain changes or events, (q) tax matters, (r) title to property, (s) leases, (t) environmental matters, (u) intellectual property, (v) conduct of business and (w) absence of litigation.

     The Share Purchase Agreement will contain representations and warranties of the Company, relating to, among other things, (a) proper corporate organization and similar corporate matters, (b) the authorization, performance and enforceability of the Share Purchase Agreement, (c) investments, (d) corporate records, (e) shareholder agreements, (f) licenses and permits, (g) operations and assets, (h) capitalization, (i) consents (j) financial statements, (k) absence of undisclosed liabilities, (l) accounts receivable, (m) inventories (n) product guarantees, warranties and discounts (o) debt obligations, (p) absence of certain changes or events, (q) tax matters, (r) title to property, (s) employment matters, (t) government authorization and compliance with applicable laws, (u) absence of litigation and (v) compliance with Securities and Exchange Commission reporting requirements.

     The PureRay Shareholders will fully indemnify the Company on an after-tax basis against (i) all loss, liability and expense arising out of any misrepresentation or breach of warranty by the PureRay Shareholders and (ii) all liabilities of the Company including liabilities for any taxes, in each case including reasonable fees and expenses, including attorneys’ fees, in connection with any action or proceeding against the Company, PureRay or PureRay Acquisition under the Share Purchase Agreement. The Company will fully indemnify the PureRay Shareholders on an after-tax basis against any loss, liability or expense arising out of any misrepresentation or breach of warranty or covenant of the Company or PureRay Acquisition under the Share Purchase Agreement.

Voting and Exchange Trust Agreement

     Concurrent with the Share Purchase Agreement, the Company, PureRay Holdings, PureRay Acquisition and Derek Blackburn, as trustee (the “Trustee”), will enter into a Voting and Exchange Trust Agreement (the “Exchange Agreement”). Pursuant to the Exchange Agreement, the Company will issue shares of preferred stock of the Company, par value $0.0001 per share (the “Special Voting Stock”), in a ratio of a quarter (1/4) share of Special Voting Stock for each Exchangeable Share issued in connection with the Acquisition (for a total of 8,963,750 shares of Special Voting Stock) to the Trustee to be held for and on behalf of the registered holders of the Exchangeable Shares (the “Beneficiaries” and each a “Beneficiary”). For information regarding the Special Voting Stock, please see the information set forth in “Special Voting Stock” below.

     The Trustee, for the use and benefit of the Beneficiaries, will be entitled to all of the Voting Rights (as defined below under “Special Voting Stock”), including the right to vote in person or by proxy the Company’s Special Voting Stock on any matters, questions, proposals or propositions that may properly come before the shareholders of the Company at a meeting of the shareholders of the Company or in connection with a consent of the shareholders of the Company. The Voting Rights will be exercised by the Trustee on the basis of instructions received from the Beneficiaries entitled to instruct the Trustee with respect to a meeting or consent of the shareholders of the Company. Each Beneficiary is entitled to instruct the Trustee to cast and exercise one of the votes comprising the Voting Rights for each Exchangeable Share held as of the applicable record date. To the extent that no instructions are received from a Beneficiary, the Trustee may not exercise the Voting Rights with respect to such Exchangeable Shares. The Company will communicate to the Trustee and each of the Beneficiaries in the same manner as the Company communicates to holders of the Company’s common stock, par value $0.0001 per share (“Common Stock”), with respect to a meeting or consent of the shareholders of the Company, and will deliver to the Trustee and each Beneficiary all proxy materials, information statements and other written communications that are distributed from time to time to holders of the Company’s Common Stock. Each Beneficiary is also entitled to attend any meeting of the shareholders of the Company and personally exercise the Voting Rights to which such Beneficiary is entitled.

     The Exchange Agreement will grant the Trustee, for the use and benefit of the Beneficiaries, the right (the “Exchange Right”) to require PureRay Acquisition to purchase from such Beneficiary all or any part of the Exchangeable Shares held by such Beneficiary upon the occurrence and during the continuance of an Insolvency Event (defined generally as the institution of a proceeding to have PureRay Acquisition adjudicated as bankrupt, insolvent or to be wound up, and the failure by PureRay Acquisition to contest in good faith any such proceeding within 30 days of becoming aware thereof). The purchase price payable for each Exchangeable Share purchased by PureRay Acquisition under the Exchange Right equals the market price of a share of the Company’s Common Stock on the business day before the purchase of such Exchangeable Share, plus the full amount of all declared and unpaid dividends on such Exchangeable Share (the “Exchangeable Share Purchase Price”). The Exchangeable Share Purchase Price is payable only by PureRay Acquisition delivering or causing to be delivered to the relevant Beneficiary one share of the Company’s Common Stock for each Exchangeable Share purchased plus a cash amount equal to the amount of all accrued and unpaid dividends on such Exchangeable Share (the “Exchange Consideration”). The Trustee may only exercise the Exchange Right on the basis of instructions received from Beneficiaries entitled to instruct the Trustee as to the exercise thereof and only upon receipt of the Exchangeable Shares to be exchanged by each Beneficiary. To the extent that no instructions are received from a Beneficiary with respect to the Exchange Right, the Trustee will not exercise or permit the exercise of the Exchange Right.

     The Exchange Agreement will also grant the Trustee, for the use and benefit of the Beneficiaries, an automatic right (the “Automatic Exchange Right “)to exchange the Exchangeable Shares for shares of the Company’s Common Stock upon the occurrence of a Liquidation Event (defined generally a voluntary liquidation, dissolution or winding up of the Company or a threatened or instituted proceeding to effect the same). Under the Automatic Exchange Right, PureRay Holdings will purchase on the fifth business day before the effective date of a Liquidation Event all of then outstanding Exchangeable Shares at the Exchangeable Share Purchase Price payable in the Exchange Consideration.

Support Agreement

     Also concurrent with the Share Purchase Agreement, the Company, PureRay Holdings and PureRay Acquisition will enter into a Support Agreement (the “Support Agreement”). Pursuant to the Support Agreement, the Company will make the following covenants for so long as any Exchangeable Shares remain outstanding: (i) the Company will not declare or pay any dividends on the Company’s Common Stock unless PureRay Acquisition is able to declare and pay and simultaneously declares or pays, as the case may be, an equivalent dividend on the Exchangeable Shares; (ii) the Company will advise PureRay Acquisition in advance of the declaration of any dividend on the Company’s Common Stock and ensure that the declaration date, record date and payment date for dividends on the Exchangeable Shares are the same as those for the Company’s Common Stock; (iii) the Company will ensure that the record date for any dividend declared on the Company’s Common Stock is not less than 10 days after the declaration date of such dividend; (iv) the Company will take all actions and do all things reasonably necessary or desirable to enable and permit PureRay Acquisition to make any required payments to the holders of Exchangeable Shares; (v) the Company will take all actions and do all things reasonably necessary or desirable to enable and permit PureRay Holdings to perform its obligations with respect to the Exchangeable Shares; and (vi) the Company will not exercise its vote as a shareholder of PureRay Acquisition to initiate the voluntary liquidation, dissolution or winding-up of PureRay Acquisition nor take any action that is designed to result in the liquidation, dissolution or winding up of PureRay Acquisition.

     The Support Agreement will further provide that, without the prior approval of PureRay Acquisition and the holders of Exchangeable Shares, the Company will not issue or distribute (i) additional shares of the Company’s Common Stock, (ii) securities exchangeable for or convertible into or carrying rights to acquire the Company’s Common Stock or rights to subscribe therefor, (iii) any other class of securities of the Company, (iv) evidences of indebtedness of the Company or (v) other assets of the Company to all or substantially all holders of the Company’s Common Stock, nor change the Company’s Common Stock, unless the same or an economically equivalent distribution on or change to the Exchangeable Shares (or in the rights of the holders thereof) is made simultaneously on a per share basis.

     In the event of any proposed tender offer, share exchange offer, issuer bid, take-over bid or similar transaction with respect to the Company’s Common Stock which is recommended by the Company’s board of directors, or is otherwise effected or to be effected with the consent or approval of the Company’s board of directors, and in connection with which the Exchangeable Shares are not redeemed by PureRay Acquisition or purchased by PureRay Holdings or the Company, the Company will use reasonable efforts to enable holders of Exchangeable Shares to participate in such transaction to the same extent and on an economically equivalent basis as the holders of the Company’s Common Stock.

Capital Contribution Agreement

     On closing of the Share Purchase Agreement, Jim Glavas and the Company will enter into a Capital Contribution Agreement (the “Contribution Agreement”) whereby Mr. Glavas will contribute 21,370,000 shares of the Company’s Common Stock to the Company as a capital contribution, which shares returned to authorized but unissued shares of the Company’s Common Stock. Mr. Glavas will continue to hold 300,000 shares of the Company’s Common Stock.

Escrow and Share Purchase Agreement

     On closing of the Share Purchase Agreement, Kairos, PureRay and Wildeboer Dellelce LLP (the “Escrow Agent”), will enter into an Escrow and Share Purchase Agreement (the “Escrow Agreement”). Jefrey M. Wallace, a director nominee and the Chief Executive Officer of the Company, holds a 28% membership interest in and is a managing member of Kairos. Pursuant to the Escrow Agreement, Kairos delivered 4,355,000 PureRay Shares (the “Escrowed Shares”) to the Escrow Agent to be held in escrow and incrementally released upon the occurrence of certain performance-based milestone events with respect to PureRay and the Company. As a result of the Acquisition, the PureRay Shares held in escrow have been exchanged with Exchangeable Shares. The Escrow Agreement was amended and restated immediately following completion of the Acquisition to substitute PureRay Acquisition in the place of PureRay.

     Under the Escrow Agreement, as amended, Kairos has appointed the Secretary of PureRay Acquisition to exercise the limited voting rights attaching to the Exchangeable Shares and Voting Rights of the Special Voting Stock issued with respect to the Exchangeable Shares held in escrow until such shares are released to Kairos. Kairos also has no right to dividends or other distributions or payments made on the Exchangeable Shares held in escrow until such shares are released to Kairos. The Escrowed Shares will be released to Kairos as follows:

  545,000 Escrowed Shares, within 120 days after the end of the financial year of PureRay in which the sales of PureRay and its affiliates are at least $8,000,000;

  545,000 Escrowed Shares, within 120 days after the end of the financial year of PureRay in which the minimum EBITDA of PureRay and its affiliates for such financial year, on a consolidated basis, is at least $1,000,000;

  545,000 Escrowed Shares, within 120 days after the end of the financial year of PureRay in which the minimum EBITDA of PureRay and its affiliates for such financial year, on a consolidated basis, is at least $2,500,000;

  545,000 Escrowed Shares, within 120 days after the end of the financial year of PureRay in which the minimum EBITDA of PureRay and its affiliates for such financial year, on a consolidated basis, is at least $5,000,000; and

  2,175,000 Escrowed Shares, within five days after the day on which the shares of Common Stock of the Company are listed and posted for trading on the Nasdaq Stock Market.

     In the event of Jefrey M. Wallace’s termination, resignation, or inability to perform the duties of Chief Executive Officer of PureRay or any of its affiliates (including the Company), or at any time after the fifth anniversary of the date of the Escrow Agreement, PureRay has the right, but not the obligation, to require Kairos to sell to PureRay Acquisition or its designee the Escrowed Shares remaining in escrow for a price equal to CDN$0.00001 per share.

Exchangeable Shares

     Except as required by applicable law, the Exchangeable Shares to be issued in connection with the Acquisition will have no voting rights with respect to meetings or consents of shareholders of PureRay Acquisition. Dividends on Exchangeable Shares will be declared in the event a dividend is declared on shares of the Company’s Common Stock. Dividends will be declared and paid on each Exchangeable Share in like type and amount as are declared and paid on each share of the Company’s Common Stock, except that cash dividends will be paid on Exchangeable Shares in Canadian Dollars and stock dividends will be paid on Exchangeable Shares in additional Exchangeable Shares. Subject to the Exchange Right as discussed above under “Voting and Trust Agreement,” the Exchangeable Shares have priority over shares of PureRay Acquisition which by their designation rank junior to the Exchangeable Shares, including without limitation the common shares of PureRay Acquisition, with respect to payments or distributions on the liquidation, dissolution or winding-up of PureRay Acquisition.

     Each holder of Exchangeable Shares has the right (the “Retraction Right”) at any time to require PureRay Acquisition to redeem any or all of the Exchangeable Shares registered in the name of such holder at the Exchangeable Share Purchase Price payable in the Exchange Consideration. The Company and PureRay Holdings each have an overriding right, in the event that a holder of Exchangeable Shares exercises its Retraction Right, to purchase from such holder all but not less than all of the Exchangeable Shares tendered for redemption at the Exchangeable Share Purchase Price payable in the Exchange Consideration.

     PureRay Acquisition may establish a date (the “Redemption Date”), which may be no less than 5 years after the initial issuance of the Exchange Shares, on which PureRay Acquisition will redeem the Exchangeable Shares at the Exchangeable Share Purchase Price payable in the Exchange Consideration. PureRay Acquisition may also establish a Redemption Date within 5 years after the initial issuance of the Exchangeable Shares in the event that less than 10% of the aggregate number of Exchangeable Shares issued remain outstanding, there is a change in control of the Company (defined generally as (i) a person, including its affiliates, becoming the beneficial owner of securities carrying in excess of 50.1% of the total voting rights attaching to all securities of the Company or (ii) the Company consolidating or amalgamating with, or merging with or into, another person resulting in the transferee person holding securities carrying in excess of 50.1% of the total voting rights attaching to all securities of the Company), and upon the occurrence of certain other events. The Company and PureRay Holdings each have an overriding right to purchase from the holder thereof all but not less than all of the Exchangeable Shares on the Redemption Date at the Exchangeable Share Purchase Price payable in the Exchange Consideration.

     For so long as the Exchangeable Shares are outstanding, PureRay Acquisition has agreed not to take certain actions without the prior approval of the holders of a majority of the Exchangeable Shares, voting together as a single class, including:

  paying any dividends on common stock or any other shares which by their designation rank junior to the Exchangeable Shares, other than stock dividends payable in common stock or any such other shares ranking junior to the Exchangeable Shares;

  redeeming or purchasing or making any capital distribution in respect of common stock or any other shares which by their designation rank junior to the Exchangeable Shares with respect to the payment of dividends or on any liquidation distribution;

  redeeming or purchasing any other shares which by their designation rank equally with the Exchangeable Shares with respect to the payment of dividends or on any liquidation distribution.

     The above restrictions shall only apply if dividends shall have been declared on the Company’s Common Stock and all dividends on the outstanding Exchangeable Shares corresponding to such dividends on the Common Stock have not been declared on the Exchangeable Shares and paid in full.

Special Voting Stock

     The Special Voting Stock was issued in connection with the Acquisition to provide holders of the Exchangeable Shares with the right to vote at meetings of the shareholders of the Company or in connection with a consent of the shareholders of the Company. Each share of Special Voting Stock issued entitles the holder of record to four votes, equal to four shares of the Company’s Common Stock, and each quarter (1/4) share of Special Voting Stock entitles the holder of record to one vote, equal to one share of the Company’s Common Stock, at a meeting or in connection with a consent of the shareholders of the Company (the “Voting Rights”). The Special Voting Stock will vote together with the Company’s Common Stock as a single class. The Special Voting Stock is not entitled to receive dividends or any payments or distributions upon any liquidation, dissolution or winding up of the Company. Upon the acquisition by PureRay Acquisition of Exchangeable Shares, or upon the exchange by the Company or any of its affiliates of the Company’s Common Stock for Exchangeable Shares, the Company will redeem one quarter (1/4) share of the Special Voting Stock from the holdings of the holder of such Exchangeable Share for each Exchangeable Share acquired by the Company or any of its affiliates for an amount equal to $0.000001 per share. As of the date when there are no Exchangeable Shares issued and outstanding, the Special Voting Stock will be cancelled, retired and eliminated from the shares which the Company is authorized to issue.

Plan Of Operation

     North American Natural Gas, Inc. is in the development stage. In a development stage company, management devotes most of its activities in developing a market for its products. Planned principal activities have not yet begun.

     During the period from March 24, 2000 through April 30, 2008, the Company has engaged in no significant operations other than organizational activities, acquisition of the rights to market Vitamineralherb.com, preparation for registration of its securities under the Securities Act of 1933, as amended, preparation of a supplementary business plan and completing a private placement to fund this secondary division. No revenues were received by the Company during this period.

     During the fiscal year ended April 30, 2008, most of the Company’s efforts were directed at locating new business opportunities. On April 28, 2008 the Company entered into a LOI with PureRay Corporation to acquire 100% of PureRay. Should the acquisition of PureRay be completed, our business will become the business of PureRay, which is the design, manufacture and sale of the PureRay Technology.

Results of Activities

From Inception on March 24, 2000 to April 30, 2008

     The Company remained in the development stage. The balance sheet as of April 30, 2008 reflects cash of $9,120 and an advance receivable of $100,000 against total liabilities of $173,506 for a working capital deficit of $64,386.

     To date, the Company’s President advanced a total of $49,500 for general working capital. This loan will have to be repaid upon demand. The Company has also recorded an advance receivable of $100,000 which is due from PureRay, a proposed acquisition target company in connection with the LOI dated April 28, 2008. The advance bears interest of 10% per annum but interest is waived if the advance is repaid by August 31, 2008 The advance is due upon closing of the conditions contemplated in the LOI or on demand after September 24, 2008. Subsequent to the period, an additional $150,000 was advanced to PureRay under the same terms and conditions.

     The Company spent $85,683 during the fiscal year ended April 30, 2003 in connection with the failed efforts to raise the $11,000,000 for the acquisition of the oil and gas properties. We incurred a loss of $23,686 for the fiscal year ended April 30, 2008 and an accumulated loss of $377,386 from inception.

     As at April 30, 2008 we had $9,120 in cash remaining in our treasury. Additionally, we have accounted for an advance receivable of $100,000 which is due from PureRay in connection with the LOI dated April 28, 2008.

     For the fiscal years of 2008 and 2007 much of the Company’s resources were directed at locating new business opportunities. On April 28, 2008 the Company entered into a LOI to acquire 100% of PureRay, a Canadian based technology company focused on building a platform of Intellectual Property that makes solar charging and lighting systems practical and cost effective for the developing world and domestic markets. The foregoing acquisition is subject to a number of terms and conditions.

     Since the execution of the LOI, the Company has completed the stock split and final documentation for the business combination is being completed which includes (i) a Share Purchase Agreement, (ii) a Voting and Exchange Trust Agreement, (iii) a Support Agreement, (iv) a Capital Contribution Agreement and (v) an Escrow and Share Purchase Agreement.

     We spent $17,868 in professional fees related to maintaining the Company’s financial and corporate filings in fiscal 2008 as compared to $18,740 in 2007. Transfer agent and filing fees were $3,317 as compared to $2,743 in 2007.

Liquidity and Capital Resources

     We are a start-up, development stage corporation and have not yet generated or realized any revenues from our business operations.

     At April 30, 2008, the Company had total assets of $109,120, comprised of $9,120 in cash and an advance receivable in the amount of $100,000 due from PureRay, a potential target company. Our liabilities were $173,506, resulting in a working capital deficit of $64,386.

     We incurred a loss of $23,686 for the year ended April 30, 2008 and we have incurred an accumulated deficit since inception of $377,386. As at April 30, 2008, we had cash of $9,120, an advance receivable of $100,000 and total liabilities of $173,506. As we have yet to commence operations, we have not generated any revenues and there can be no assurance that we can generate significant revenues from operations. We expect to incur administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents.

     We do not believe we have sufficient funds to meet our administrative operation obligations for the next twelve months. We will need additional capital to carry out all of our obligations and business strategies.

     The Company’s failure to generate revenues and conduct operations since its inception raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements included in this annual report have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its obligations in the normal course of business. If the Company were not to continue as a going concern, it would likely not be able to realize its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the financial statements.

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

Recent accounting pronouncements

     In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present

Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements

     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements- An amendment of ARB No. 51”.SFAS 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent’s equity. The noncontrolling interest’s portion of net income must also be clearly presented on the Income Statement. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

     In December 2007, the FASB issued SFAS No. 141,(revised 2007), “Business Combinations”. SFAS 141 (R) applies the acquisition method of accounting for business combinations established in SFAS 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. Consistent with SFAS 141, SFAS 141 (R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with main difference the application to all acquisitions where control is achieved. SFAS 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's reported financial position or results of operations.

     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

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

     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

Critical Accounting Policies

     Our discussions and analysis of our financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon our financial statements, which have been prepared in accordance with US GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

     The financial statements have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. If we were not to continue as a going concern, it would likely not be able to realize our assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the financial statements. We will require additional capital to fund any future plan of operations. There can be no assurance that we will be able to raise additional capital, and if we are unable to raise additional capital, we will unlikely be able to continue as a going concern.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     None.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

North American Natural Gas, Inc.
(A Development Stage Company)
Financial Statements
(Expressed in U.S. Dollars)

Index

Report of Independent Registered Public Accounting Firm	F–1

Balance Sheets	F–2

Statements of Operations	F–3

Statements of Cash Flows	F–4

Statements of Stockholders’ Equity	F–5

Notes to the Financial Statements	F–6

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
of North American Natural Gas Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of North American Natural Gas Inc. (A Development Stage Company) as of April 30, 2008 and 2007 and the related statements of operations, cash flows and stockholders’ equity (deficit) for the years then ended and accumulated for the period from March 24, 2000 (Date of Inception) to April 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North American Natural Gas Inc. (A Development Stage Company), as of April 30, 2008 and 2007, and the results of its operations and its cash flows for the years then ended and accumulated for the period from March 24, 2000 (Date of Inception) to April 30, 2008, in conformity with accounting principles generally accepted in the United States.

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

MANNING ELLIOTT LLP
Manning Elliott LLP
CHARTERED ACCOUNTANTS
Vancouver, Canada
July 17, 2008

North American Natural Gas, Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

	April 30,	April 30,
	2008	2007
	$	$
ASSETS
Current Assets
Cash	9,120	4,739
Loan receivable (Note 3)	100,000	-
Total Assets	109,120	4,739
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	24,006	15,489
Accrued liabilities	-	450
Loan payable (Note 4)	100,000	-
Due to related party (Note 5)	49,500	29,500
Total Liabilities	173,506	45,439
Contingencies (Note 1)
Stockholders’ Deficit
Preferred Stock:
20,000,000 shares authorized, $0.0001 par value;
None issued and outstanding	-	-
Common Stock:
100,000,000 shares authorized, with a $0.0001 par value;
34,870,000 shares issued and outstanding	3,487	3,487
Additional Paid-in Capital	307,513	307,513
Donated Capital	2,000	2,000
Deficit Accumulated During the Development Stage	(377,386)	(353,700)
Total Stockholders’ Deficit	(64,386)	(40,700)
Total Liabilities and Stockholders’ Deficit	109,120	4,739

The accompanying notes are an integral part of these financial statements

North American Natural Gas, Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)

			Accumulated from
			March 24, 2000
	Year Ended	Year Ended	(Date of Inception)
	April 30,	April 30,	to April 30,
	2008	2007	2008
	$	$	$

Revenue	–	–	–

Expenses
Business development	–	–	24,475
Consulting fees	–	–	25,000
Director’s fees	1,000	6,000	30,000
Finance costs	–	–	76,106
License written off	–	–	35,000
Office and rent	1,501	1,569	15,236
Professional fees	17,868	18,740	150,024
Transfer agent and filing fees	3,317	2,743	22,527
Travel	–	–	863

Total Expenses	23,686	29,052	379,231
Net Loss Before Other Income	(23,686)	(29,052)	(379,231)

Other Income

Interest income	–	–	1,845

Net Loss for the Period	(23,686)	(29,502)	(377,386)

Net Loss Per Share – Basic and Diluted	–	–

Weighted Average Number of Shares Outstanding
(Note 7)	34,870,000	34,870,000

The accompanying notes are an integral part of these financial statements

North American Natural Gas, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)

			Accumulated from
			March 24, 2000
	Year Ended	Year Ended	(Date of Inception)
	April 30,	April 30,	to April 30,
	2008	2007	2008
	$	$	$
Operating Activities
Net loss	(23,686)	(29,052)	(377,386)
Adjustments to reconcile net loss to net cash used in
operating activities:
Donated rent	–	–	2,000
License written off	–	–	35,000
Stock-based compensation	–	–	16,000
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	8,067	8,410	24,006
Net Cash Used in Operating Activities	(15,619)	(20,642)	(300,380)
Investing Activities
Loan receivable	(100,000)		(100,000)
Net Cash Used in Investing Activities	(100,000)		(100,000)
Financing Activities
Advances from loan payable	100,000	–	100,000
Advances from related party	20,000	20,000	49,500
Proceeds from issuance of common stock	–	–	260,000
Net Cash Provided By Financing Activities	120,000	20,000	409,500
Increase (Decrease) in Cash	4,381	(642)	9,120
Cash - Beginning of Period	4,739	5,381	–
Cash - End of Period	9,120	4,739	9,120
Non-cash Investing and Financing Activities
A total of 2,816,000 shares were issued to a director
at a fair market value of $0.01 per share for legal and
organizational expenses paid	–	–	16,000
A note payable was assumed by the Company for the
acquisition of a license from a former director	–	–	35,000
Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

The accompanying notes are an integral part of these financial statements

North American Natural Gas, Inc.
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit)
For the period from March 24, 2000 (Date of Inception) to April 30, 2008
(Expressed in U.S. Dollars)
					Deficit
					Accumulated
	Common Shares		Additional		During the
		Par	Paid-In	Donated	Development
	Number	Value	Capital	Capital	Stage	Total
	#	$	$	$	$	$
Balance – March 24, 2000
(Date of Inception)	–	–	–	–	–	–
Stock issued for legal and
organizational expenses at an
approximate fair market value of
0.00076 per share	21,120,000	2,112	13,888	–	–	16,000
Net loss for the period	–	–	–	–	(51,000)	(51,000)
Balance - April 30, 2000	21,120,000	2,112	13,888	–	(51,000)	(35,000)
Stock issued for cash at
approximately $0.00076 per share	13,200,000	1,320	8,680	–	–	10,000
Net loss for the year	–	–	–	–	(12,588)	(12,588)
Balance – April 30, 2001	34,320,000	3,432	22,568	–	(63,588)	(37,588)
Net loss for the year	–	–	–	–	(27,067)	(27,067)
Balance – April 30, 2002	34,320,000	3,432	22,568	–	(90,655)	(64,655)
Stock issued for cash at
approximately $0.4545 per share	550,000	55	249,945	–	–	250,000
Extinguishment of note payable	–	–	35,000	–	–	35,000
Net loss for the year	–	–	–	–	(135,183)	(135,183)
Balance – April 30, 2003	34,870,000	3,487	307,513	–	(225,838)	85,162
Net loss for the year	–	–	–	–	(46,205)	(46,205)
Balance – April 30, 2004	34,870,000	3,487	307,513	–	(272,043)	38,957
Donated rent	–	–	–	1,200	–	1,200
Net loss for the year	–	–	–	–	(30,203)	(30,203)
Balance – April 30, 2005	34,870,000	3,487	307,513	1,200	(302,246)	9,954
Donated rent	–	–	–	800	–	800
Net loss for the year	–	–	–	–	(22,402)	(22,402)
Balance – April 30, 2006	34,870,000	3,487	307,513	2,000	(324,648)	(11,648)
Net loss for the year	–	–	–	–	(29,052)	(29,052)
Balance – April 30, 2007	34,870,000	3,487	307,513	2,000	(353,700)	(40,700)
Net loss for the year	–	–	–	–	(23,686)	(23,686)
Balance – April 30, 2008	34,870,000	3,487	307,513	2,000	(377,386)	(64,386)

On May 23, 2008, the Company completed a 1.76:1 forward split of the issued and outstanding common stock. All per share amounts have been retroactively adjusted to reflect the stock split.

The accompanying notes are an integral part of these financial statements

North American Natural Gas, Inc.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2008
(Expressed in U.S. Dollars)

1.	Nature of Operations and Continuance of Business

North American Natural Gas, Inc. herein (the “Company”) was incorporated in the State of Washington, U.S.A. on March 24, 2000 and is a Development Stage Company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting for Enterprises in the Development Stage”. The Company acquired a license to market and distribute vitamins, minerals, nutritional supplements, and other health and fitness products in which the grantor of the license offers these products for sale from various suppliers on their Web Site. The Company was also developing a marketing strategy to offer personal care products through a kiosk-based ordering system.

During fiscal 2003 the Company changed its name from FAR Group, Inc. to North American Natural Gas, Inc. as it had anticipated that it would undertake a new business purpose in the oil and gas exploration industry. The Company was unsuccessful in its efforts to raise the required capital to acquire the oil and gas properties contemplated and reverted back to its original business to exploit the license to market and sell vitamins and other health and fitness products. The Company is currently exploring new business opportunities after not renewing the license to market health and fitness products. Refer to Note 9.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at April 30, 2008, the Company has never generated any revenues, has a working capital deficit of $64,386 and has accumulated losses of $377,386 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

	(a)	Year end

The Company’s fiscal year end is April 30.

	(b)	Use of Estimates

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

North American Natural Gas, Inc.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2008
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies (continued)

	(c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

	(d)	Financial Instruments

The fair values of cash, loan receivable, accounts payable, accrued liabilities, loan payable and due to a related party were estimated to approximate their carrying values due to the immediate short-term maturity of these financial instruments. As the Company operates in Canada, virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk. The Company is not exposed to significant interest rate risk.

	(e)	Concentration of Credit Risk

Financial instruments that potentially subject the company to credit risk consist principally of cash. Cash is deposited with a high quality credit institution.

	(f)	Long-lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) SFAS No. 144, “Accounting for the Impairment or Disposal Of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

	(g)	Foreign Currency Translation

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

	(h)	Income Taxes

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

North American Natural Gas, Inc.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2008
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies (continued)

	(i)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2008 and 2007, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	(j)	Earnings (Loss) per Share

The Company computes earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Loss per share information does not include the effect of any potential common shares, as their effect would be anti-dilutive.

	(k)	Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

North American Natural Gas, Inc.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2008
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies (continued)

	(k)	Recent Accounting Pronouncements (continued)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. SFAS No. 141 (revised 2007) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (revised 2007) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

North American Natural Gas, Inc.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2008
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies (continued)

	(k)	Recent Accounting Pronouncements (continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's reported financial position or results of operations.

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

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No.140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

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

North American Natural Gas, Inc.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2008
(Expressed in U.S. Dollars)

3.	Loan Receivable

The loan receivable of $100,000 is due from PureRay Corporation. The amount is non-interest bearing if repaid in full by August 31, 2008 (10% per annum if not repaid by this date) and is due on demand after September 24, 2008. The loan agreement is for a total of $250,000. Refer to Note 10(b).

4.	Loan Payable

On April 20, 2008, Company entered into a loan agreement with a non-related third party to advance a total of $250,000. The loan is due on demand but must be repaid from the first proceeds of any equity and/or debt financing by the Company in excess of $250,000. The loan will not bear any interest if repaid in full within three months from the date of the advancement of funds (10% per annum if not repaid by this date). The loan proceeds are to be used to advance funds to the Company’s proposed acquisition target, PureRay Corporation. As at April 30, 2008, $100,000 was payable pursuant to this agreement. Refer to Notes 9 and 10(a).

5.	Related Party Transactions

As at April 30, 2008, the amount of $49,500 (2007- $29,500) due to the President of the Company for cash advanced to the Company is non-interest bearing, unsecured and due on demand.

6.	Preferred Stock

On March 13, 2003, the Company authorized 3,500,000 of the existing authorized preferred stock to be designated as Class “A” Convertible Preferred Shares having a par value of $10.00 per share. None have been issued. When issued, holders will be entitled to receive a 6% cash dividend of $0.60 per share payable quarterly. These shares also carry conversion features of 1 preferred share for 8 common shares.

7.	Common Stock

On May 23, 2008, the Company completed a 1.76:1 forward split of the issued and outstanding common stock. All per share amounts have been retroactively adjusted to reflect the stock split.

8.	Income Taxes

The income tax benefit differs from the amount computed by applying the U.S. federal income tax rate of 34% to net loss before income taxes for the years ended April 30, 2008 and 2007 as a result of the following:

North American Natural Gas, Inc.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2008
(Expressed in U.S. Dollars)

8. Income Taxes (continued)

	Year Ended	Year Ended
	April 30,	April 30,
	2008	2007
	$	$
Income tax recovery at the statutory rate	8,053	9,878
Change in valuation allowance	(8,053)	(9,878)
Provision for income taxes	–	–

     The significant components of deferred income tax assets and liabilities as at April 30, 2008 and 2007 are as follows:

	April 30,	April 30,
	20087	2007
	$	$
Net operating losses carried forward	101,384	93,331
Valuation allowance	(101,384)	(93,331)
Net deferred income tax asset	–	–

The Company has incurred net operating losses as scheduled below:

Year of	Amount	Year of
Loss	$	Expiration
2002	27,067	2022
2003	135,183	2023
2004	32,595	2024
2005	29,003	2025
2006	21,602	2026
2007	29,052	2027
2008	23,686	2028
	$298,121

North American Natural Gas, Inc.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2008
(Expressed in U.S. Dollars)

9.	Proposed Acquisition

On April 28, 2008, the Company entered into a Letter of Intent with PureRay Corporation (“PureRay”) whereby the Company agreed to complete an Agreement and Plan of Merger and Reorganization (the “Definitive Agreement”) to acquire 100% of the outstanding equity securities of PureRay subject to the Company:

	(a)	Completing a 1.76:1 forward stock split of the issued and outstanding common stock (completed May 23, 2008).

	(b)	Issuing 31,500,000 (post stock split) restricted shares of common stock to the shareholders of PureRay on a pro-rata basis of the shares held in PureRay.

	(c)	Canceling 21,370,000 (post stock split) restricted shares of common stock currently held by the President of the Company.

	(d)	Completing a private placement of not less than $2,500,000 at a price of not less than $1.00 per share.

	(e)	Replacing members of the Company’s board of directors with a minimum of 50% of individuals designated by PureRay.

The Definitive Agreement is subject to PureRay providing the Company with the following:

	(a)	Confirmation of 100% of the shareholders of PureRay approving and participating in the transaction.

(b)

Financial statements as required by Item 310 of Regulation SB of the United States Securities and Exchange Commission (“SEC’) in order to permit the Company to make the SEC filings required in respect of the purchase and sale of the shares.

The parties’ objective is to sign and close the Definitive Agreement on or about July 30, 2008, unless mutually agreed to by all parties.

10.	Subsequent Events

	(a)	On May 23, 2008, the Company received proceeds of $150,000 as per the terms of the loan payable agreement described in Note 4.

	(b)	On May 23, 2008, the Company advanced $150,000 to PureRay as per the terms of the loan agreement described in Note 3.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-K. Our financial statements for the last two fiscal years ended April 30, 2008 and 2007, included in this report have been audited by Manning Elliott LLP, Chartered Accountants, 11th Floor, 1050 West Pender Street, Vancouver, British Columbia, Canada V6E 3S7, as set forth in their report included herein.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

     There were no changes in our internal control over financial reporting during the quarter ended April 30, 2008 that have materially affected, or are reasonably likely to have materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

     Our management, which includes our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

     The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

     Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Management’s Annual Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2008 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of April 30, 2008, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.      We do not employ an Audit Committee – While not being legally obligated to have an audit committee, it is the Company’s Management view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, consisting of one sole member who is not independent of management and lacks sufficient financial expertise for overseeing financial reporting responsibilities.

2.      Dual Signatures of Checks- The Company’s check signing authority is with a non-related third party who performs accounting and administrative services on behalf of the Company. The signing authority is not a member of management or a director of the Company. Management feels that the lack of dual signatures on checks can increase the likelihood of misappropriation of assets given the fact that Management is not required to sign all checks.

3.      We did not maintain proper segregation of duties for the preparation of our financial statements – As of April 30, 2008 the majority of the preparation of financial statements was carried out by one person. Additionally, the Company currently only has one officer/director having oversight on all transactions. This has resulted in several deficiencies including:

     a) Significant, non-standard journal entries were prepared and approved by the same person, without being checked or approved by any other personnel within the Company. Additionally approval of significant transactions was not documented as approved by the Company’s Board of Directors.

     b) Lack of control over preparation of financial statements, and proper application of accounting policies.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Manning Elliott LLP, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of April 30, 2008.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

     The Company is currently engaged in the review, documentation and remediation of its disclosure controls and procedures. Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee and audit committee financial expert.

2.

We will appoint additional personnel to assist with the preparation of the Company’s financial statements; which will allow for proper segregation of duties, as well as additional manpower for proper documentation.

3.

Our Board of Directors will appoint a member of management to act as the secondary authorized signatory on the Company’s bank account; to decrease the likelihood of misappropriation of the Company’s assets.

4.

We will establish policies to ensure that all significant transactions resulting in non- standard journal entries are reviewed and approved by the Company’s Board of Directors and that approval be documented in the Company’s corporate records.

ITEM 9B.    OTHER INFORMATION

     None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Identification of Directors and Executive Officers

Name	Age	Title

		Chief Executive and Chief Financial Officer,
Jim Glavas	45	President, Secretary/Treasurer, Principal
		Accounting Officer and sole Director

Background of Officers and Directors

     Mr. Jim Glavas, age 45 – Jim Glavas has been our president and a member of the board of directors since May 2003 and our CFO, secretary, treasurer and principal accounting officer as of June 2007. Jim Glavas graduated from the Financial Management program at the British Columbia Institute of Technology in Vancouver, Canada in 1984. From there, he spent several years in the banking industry as a leasing administrator with First City Trust. In 1990 he changed career direction to become the General Sales Manager for Western Canada for Contour Distributors, a leading supplier and distributor of “top-of-the-line” appliances and high-end solid surface products.

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

Involvement in Certain Legal Proceedings

     To our knowledge, during the past five years, none our officers and directors: (1) have filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) were convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) were found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; or (6) were found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, officers and persons who beneficially own more than ten percent of the Company’s Common Stock to file initial reports of ownership and changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. To the best of the Company’s knowledge, all such reports as required, were filed on a timely basis in compliance with Section 16(a).

Audit Committee and Audit Committee Financial Expert

     The Company does not have an audit committee or audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted at this time.

     The Board of Directors currently acts in the capacity of an audit committee.

Code of Ethics

     The Company has adopted a code of business conduct and ethics for directors, officers and employees. The Company’s Code of Ethics is incorporated by reference to the Company’s annual report on Form 10-KSB as filed with the Securities and Exchange on July 21, 2005.

Family Relationships

     We have only one officer/director. Accordingly, there are no family relationships amongst or between the directors and executive officers.

ITEM 11.      EXECUTIVE COMPENSATION

     The following table sets forth information with respect to compensation paid by us to our sole executive officer and director during the three most recent fiscal years. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Executive Officer Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
and				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Jim Glavas	2008	0	0	0	0	0	0	0	0
CEO, CFO, President,	2007	0	0	0	0	0	0	0	0
Secretary/Treasurer,	2006	0	0	0	0	0	0	0	0
Principal Accounting
Officer

Richard Achron (*)	2008	0	0	0	0	0	0	0	0
Former CFO, Secretary,	2007	0	0	0	0	0	0	0	0
Treasurer, Principal	2006	0	0	0	0	0	0	0	0
Accounting Officer

*Resigned June 7, 2007

The following table sets forth information with respect to compensation paid by us to our sole director during the last completed fiscal year. Our fiscal year end is April 30, 2008.

     There are no employment agreements with our sole officer and none are being contemplated. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our sole named executive officer.

     There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our sole director and officer.

Options/SAR Grants

     No individual grants of stock options, whether or not in tandem with stock appreciation rights (“SARs”) and freestanding SARs have been made to our sole executive officer, or director or employees during the current fiscal year. No previously granted stock options remain in effect.

Long-Term Incentive Plan Awards

     The Company does not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to the Company’s financial performance, stock price or any other measure.

Compensation of Directors

Director Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Fees
	Earned			Non-Equity	Nonqualified	All
	or			Incentive	Deferred	Other
	Paid in	Stock	Option	Plan	Compensation Compen-
	Cash	Awards	Awards	Compensation	Earnings	sation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Jim Glavas	0	0	0	0	0	0	0

     There are no standard arrangements pursuant to which the Company’s sole director is compensated for services provided as directors. No additional amounts are payable to the Company’s sole director for committee participation or special assignments.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

     None.

Report on Repricing of Options/SAR

     The Company did not reprice any options or SARs during the year ended April 30, 2008.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial shareholdings of those persons or entities who beneficially hold five percent or more of the Company’s common stock, and our directors and executive officers as a group, as of July 3, 2008, with the computation being based upon 34,870,000 shares of common stock being outstanding. Each person has sole voting and investment power with respect to the shares of common stock shown and all ownership is of record and beneficial.

	Direct Amount of		Percent
Name of Beneficial Owner	Beneficial Owner	Position	of Class
		President, Principal Executive Officer,
		Principal Financial Officer, Principal
Jim Glavas	21,670,000	Accounting Officer, Treasurer, Secretary	62.15%
		and Director

All Officers and Directors as a
Group (1 Person)	21,670,000		62.15%

Changes in Control

     On April 28, 2008 the Company entered into a LOI to acquire 100% of PureRay, a Canadian based technology company focused on building a platform of intellectual property that makes solar charging and lighting systems practical and cost effective for the developing world and domestic markets. The foregoing acquisition is subject to a number of terms and conditions.

     Under the terms of the LOI, the business combination with PureRay is subject to the Company effecting a stock dividend on the basis of 0.76 shares of common stock for each 1 share of common stock outstanding (which was subsequently completed on May 22, 2008), the cancellation of 21,370,000 post-split shares of the Company by the Company’s controlling shareholder, Jim D. Glavas and the Company completing a private placement of not less than $2,500,000.

     Since the execution of the LOI, the Company has completed the stock split and final documentation for the business combination is being completed which includes (i) a Share Purchase Agreement, (ii) a Voting and Exchange Trust Agreement, (iii) a Support Agreement, (iv) a Capital Contribution Agreement and (v) an Escrow and Share Purchase Agreement.

     Upon the completion of the Capital Contribution Agreement, Jim D. Glavas, who currently controls the Company pursuant to his ownership of 21,670,000 shares, or 62.15%, of the Company’s Common Stock, will beneficially own 300,000 shares, or 1.9355% of the Company’s Common Stock and will no longer control the Company.

Securities Authorized for Issuance Under Compensatory Plans

     None.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Business Relationships

     To date, the Company’s President advanced a total of $49,500 to the Company for general working capital (the “Loan”). During fiscal year 2007 and 2008, the largest aggregate amount of principal outstanding under the Loan was $29,500 and $49,500, respectively. The Loan is non-interest bearing, unsecured and due on demand. To date, the Company has not paid any amounts of principal under the Loan.

Director Independence

Our board of directors is currently composed of one member, Jim Glavas. Mr. Glavas is not an independent director, as the term "independent" is defined by the rules of the Nasdaq Stock Market.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2008	$11,115
2007	$8,690

(2) Audit-Related Fees

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2008	$-
2007	$-

(3) Tax Fees

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2008	$504
2007	$550

(4) All Other Fees

     The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2008	$-
2007	$-

     (5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X are that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

     (6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference
					Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation	SB-2	June 2, 2000	3.1

3.2	Certificate of Amendment to Certificate of Incorporation	8-K	March 25, 2003	3.2
3.3	Bylaws	SB-2	June 2, 2000	3.3
10.1	License Agreement dated April 13, 2000 between the
	Registrant and Vitamineralherb.com Corp.	SB-2	June 2, 2000	10.1
10.2	Assignment of License Agreement dated April 13, 2000
	between Frank Roberts and Registrant	SB-2	June 2, 2000	10.2
10.3	Promissory Note dated April 13, 2000 between Registrant
	and Vitamineralherb.com Corp.	SB-2	June 2, 2000	10.3

14.1	Code of Ethics	10-KSB	July 21, 2005	14.1

31.1	Certification of Principal Executive Officer and Principal
	Financial Officer pursuant to 15d-15(e), promulgated under
	the Securities and Exchange Act of 1934, as amended				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as
	adopted pursuant to Section 906 of the Sarbanes-Oxley Act
	of 2002 (Chief Executive Office and Chief Financial				X
	Officer)

SIGNATURES

     In accordance with Section 13 or 15 (d) of the Exchange Act of 1934, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 24th day of July, 2008.

NORTH AMERICAN NATURAL GAS, INC.

BY:	JIM GLAVAS
Jim Glavas, President, Principal Executive Officer,
Principal Financial Officer, Principal Accounting
Officer, Secretary, Treasurer and a member of the
Board of Directors.

EXHIBIT INDEX

		Incorporated by reference
					Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation	SB-2	June 2, 2000	3.1

3.2	Certificate of Amendment to Certificate of Incorporation	8-K	March 25, 2003	3.2
3.3	Bylaws	SB-2	June 2, 2000	3.3
10.1	License Agreement dated April 13, 2000 between the
	Registrant and Vitamineralherb.com Corp.	SB-2	June 2, 2000	10.1
10.2	Assignment of License Agreement dated April 13, 2000
	between Frank Roberts and Registrant	SB-2	June 2, 2000	10.2
10.3	Promissory Note dated April 13, 2000 between Registrant
	and Vitamineralherb.com Corp.	SB-2	June 2, 2000	10.3

14.1	Code of Ethics	10-KSB	July 21, 2005	14.1

31.1	Certification of Principal Executive Officer and Principal
	Financial Officer pursuant to 15d-15(e), promulgated under
	the Securities and Exchange Act of 1934, as amended				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as
	adopted pursuant to Section 906 of the Sarbanes-Oxley Act
	of 2002 (Chief Executive Office and Chief Financial				X
	Officer)