Form 10-Q
period 2008-07-31
PureRay CORP
filed 2008-09-19
CIK 1112425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 000-32089

PURERAY CORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-2023071
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
3490 PIEDMONT ROAD, SUITE 1120
ATLANTA, GA 30305
(Address of principal executive office)
(404) 869-6242
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑ .
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
The number of shares of the issuer’s Common Stock, $0.0001 par value per share, outstanding as of September 18, 2008 was 15,500,000.

TABLE OF CONTENTS

Page
PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements	1

Consolidated Balance Sheets as of July 31, 2008 (unaudited), and April 30, 2008	F-1

Consolidated Statements of Operations (unaudited) for the three months ended July 31, 2008 and for the period from September 19, 2007 (inception of PureCanada) through July 31, 2008	F-2

Consolidated Statements of Cash Flows (unaudited) for the three months ended July 31, 2008 and for the period from September 19, 2007 (inception of PureCanada) through July 31, 2008	F-3

Notes to Consolidated Financial Statements (unaudited)	F-4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3. Quantitative and Qualitative Disclosures about Market Risk	9

Item 4T. Controls and Procedures	9

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	10

Item 1A. Risk Factors	10

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3. Defaults upon Senior Securities	10

Item 4. Submission of Matters to a Vote of Security Holders	10

Item 5. Other Information	10

Item 6. Exhibits	10

SIGNATURES	12

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
          Reference is made to our consolidated financial statements and accompanying notes beginning on Page F-1 of this report.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
FORWARD-LOOKING STATEMENTS
           The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q.
          This Form 10-Q contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that these projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.
          We have based the forward-looking statements included in this Quarterly Report on Form 10-Q on information available to us on the date of this Quarterly Report on Form 10-Q, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the Securities and Exchange Commission (“SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
           PureRay Corporation (the “Company”), formerly known as North American Natural Gas, Inc. (“NAGA”), was incorporated under the laws of the State of Washington on March 24, 2000 under the name FAR Group Inc. We are in the development stage. In a development stage company, management devotes most of its activities in developing a market for our products. Planned principal activities have not yet begun.
          Except as noted below, during the period from March 24, 2000 through July 31, 2008, we have engaged in no significant operations other than organizational activities, acquisition of the rights to market Vitamineralherb.com, preparation for registration of our securities under the Securities Act of 1933, as amended (the “Securities Act”), preparation of a supplementary business plan and completing a private placement to fund this secondary division. We did not receive any revenues during this period.
          On April 13, 2000, we acquired a License Agreement with Vitamineralherb.com from our former President in consideration of the assumption of a note payable of $35,000. The note was subsequently forgiven. The License Agreement granted an exclusive right to distribute Vitamineralherb.com products to health and fitness professionals in Minnesota via the Internet. Vitamineralherb.com had agreed to provide certain business administrative services to us, including product development, store inventory, website creation and maintenance, establishment of banking liaisons, and development and maintenance of an order fulfillment system, thereby enabling us to focus strictly on marketing and sales. The license was for an initial three-year period and was renewed in 2003 for an additional three-year term.

          During the fourth quarter of fiscal 2003, we changed our name to North American Natural Gas, Inc. as it was anticipated that we would undertake a new business purpose in the oil and gas exploration industry. We entered into agreements to purchase interests in two oil and gas exploration opportunities subject to raising a minimum of US$11,000,000 in a private offering. We were unsuccessful in our efforts to raise the minimum amount and all funds received were subsequently returned to the original subscribers. All agreements were terminated.
          Subsequent to the end of 2003, as we were unsuccessful in our efforts to raise the required capital to change our business purpose, we had reverted back to our original business to determine the feasibility of marketing and selling Vitamineralherb.com products in various markets, and, if the products proved to be in demand, beginning marketing and selling Vitamineralherb.com products. In light of the numerous delays with the Vitamineralherb.com website and initial reaction to our preliminary market survey, we decided to no longer try to exploit the license to market and sell vitamins and other health related products. The license was valid until April 2006, but upon its expiration, we did not renew the license.
           On July 24, 2008, we acquired (the “Acquisition”) PureRay Corporation, a corporation formed under the laws of Canada (“PureCanada”), pursuant to a Share Purchase Agreement (as defined below). The purchase price was paid by the issuance of one Exchangeable Share (as defined below) for each PureCanada Share acquired, for a total of 35,855,000 Exchangeable Shares. In connection with the Acquisition, we changed our name to PureRay Corporation on July 24, 2008.
          In connection with the Acquisition, the following transactions were completed:
           1. PureCanada issued 35,855,000 shares to founders and investors, of which 15,185,000 shares were issued for $0.00001 per share in cash and 20,670,000 shares were issued as consideration for the transfer to PureCanada of certain intangible assets by the founders of PureCanada. The Exchangeable Shares include 4,355,000 shares (the “Escrowed Shares”) issued to Kairos Partners, LLC (“Kairos”) pursuant to an Escrow and Share Purchase Agreement (as defined below), under which the Escrowed Shares will be held in escrow and incrementally released upon the occurrence of certain performance-based milestone events. A further discussion of the accounting treatment for the Escrowed Shares is included in Note 4 to the Consolidated Financial Statements beginning on page F-1 hereunder.
          2. We declared a 1.76 forward split of our Common Stock on May 23 2008, after which there were 34,870,000 shares of our Common Stock outstanding.
          3. Jim Glavas, our former President and a former director of the Company, contributed 21,370,000 post-split restricted shares of our Common Stock to us as a capital contribution for no consideration, after which there were 13,500,000 shares of our Common Stock outstanding.
          4. Through an indirect wholly-owned subsidiary, we acquired all of the PureCanada Shares by issuing one Exchangeable Share for each PureCanada Share. The Exchangeable Shares are non-voting but have other rights and privileges on a basis pari passu with our Common Stock.
          5. Under an Exchange Agreement (as defined below), we issued 8,963,750 shares of our Special Voting Stock (as defined below) to a trustee to be held for and on behalf of the registered holders of the Exchangeable Shares.
          6. We completed a private placement (the “Offering”) of 2,000,000 Units at a price of $1.00 per Unit, whereby each Unit is comprised of one share of our Common Stock and one share purchase warrant at an exercise price of $1.00 per share for a period of six months.
          7. Jim Glavas, our former sole director, appointed Jefrey M. Wallace, Derek Blackburn, Mickael Joasil and Frank O’Dea to our Board of Directors, and subsequently resigned from the Board of Directors.
          After the Acquisition, we remain in the development stage. We have not yet generated or realized any revenues from our business operations. Our ability to emerge from the development stage with respect to any planned principal business activity is dependent upon our successful efforts to raise additional equity financing and/or attain profitable operations. There is no guarantee that we will be able to raise any equity financing or sell any of our products at a profit. There is substantial doubt regarding our ability to continue as a going concern.
           As discussed more fully in the Notes to the Consolidated Financial Statements beginning on page F-1 of this Quarterly Report on Form 10-Q, because the Company’s acquisition of PureCanada resulted in the PureCanada shareholders having an effective ownership interest in the Company greater than 50%, the transaction is a public shell merger, whereby PureCanada is deemed the accounting acquirer. Under generally accepted accounting principles for reverse acquisitions, the historical financial statements presented for the registrant are those of the accounting acquirer (PureCanada) and the combination of PureCanada and the Company is accounted for as an acquisition by PureCanada of the net assets of the Company, excluding goodwill and any other intangible assets. The financial statements and footnotes to the financial statements reflect the background and financial information of PureCanada.
Business Operations
          We are engaged in the design, manufacture and sale of proprietary multiplexing light bulbs and light bulb charging stations designed to meet the demand for off-grid lighting in the developing world (the “PureRay Technology”). The PureRay Technology is designed to provide high intensity LED lighting utilizing solar energy and a multiplexing chip. The PureRay Technology, which is focused primarily on developing world residential lighting applications, provides a safe, cost-effective, solar-powered alternative to kerosene lighting that is currently in use in off-grid structures throughout the developing world. In addition to applications in off-grid situations, the PureRay Technology can also accommodate on-grid residences that are subject to blackouts and brownouts. The charging stations are powered by solar panels and are capable of charging three bulbs at a time. They can also be used to power cell phones and other small electronic devices.
           As of the date of the Acquisition, both NAGA and PureCanada were Development Stage Companies as defined by Statement of Financial Accounting Standard No. 7 “Accounting and Reporting for Enterprises in the Development Stage.” From the dates of inception of NAGA and PureCanada through the date of the Acquisition, their only activities had been organizational, directed at acquiring principal business assets, raising initial capital and developing business plans. NAGA and PureCanada had not commenced commercial operations, had no full time employees and owned no real estate. After the Acquisition, we remain a Development Stage Company. We are currently engaged in activities to patent the PureRay Technology and to manufacture product prototypes.
          We have contracted with an engineering firm for certain design, engineering, and product testing services. We have also contracted with a manufacturing company for offshore production of the Company’s products and accessories. We are currently in the testing phase of product prototypes and we expect to commence product sales within three months. We intend to initially manufacture our products in China through IMCG Global. We have received samples of our proposed products in August 2008 and expect to receive the first production run of a minimum of 10,000 units by the end of 2008.
          We are currently in the process of interviewing and selecting our distributor partners. During the next twelve months, we intend to expend a portion of the proceeds of the Offering to create a visual identity and brand, to fund initial marketing and sales campaigns, and to support our selected distributor partners in their sales efforts.
          During the next twelve months, with the proceeds from the Offering, we intend to improve on our initial product designs, and to further develop our next product set. Research and development efforts are currently focused on maximizing energy efficiency and functional utility of our initial products.
Results of Operations
           The Acquisition is a public shell merger that is treated for accounting purposes as a recapitalization, with PureCanada as the accounting acquirer and the Company as the surviving company for legal purposes. Accordingly our financial statements and management’s discussion and analysis of financial condition and results of operations include the historical results of operations of PureCanada, the accounting acquirer, except that with respect to Shareholders’ Equity (Deficit) as of April 30, 2008, share and dollar amounts have been converted to shares of the Company based on the applicable Acquisition ratios.
From Inception of PureCanada on September 19, 2007 to July 31, 2008
          As of the date of this report, the Company has yet to generate any revenues from its business operations.
           For the three-month period ended July 31, 2008, we had total expenses of $637,981. For the remainder of the current fiscal year ending April 30, 2009, we anticipate incurring a loss as a result of expenses associated with the business development activities described above.
          From the inception of PureCanada on September 19, 2007 to July 31, 2008, the Company accumulated losses of $767,824, resulting from expenses in the development stage of the business, including professional fees of $430,495, management and consulting fees of $222,116, product development expenses of $75,592 and travel and other expenses of $39,621. The substantial portion of professional fees were incurred in connection with the

Acquisition. The level of professional fees is expected to be substantially reduced after the Acquisition, but recurring expenses will be incurred in connection with SEC public reporting requirements.
          The Company has incurred $75,592 to date in product development costs, principally in development of product prototypes, in addition to substantial time and expenses incurred by founders of PureCanada in design, development and patent applications related to the PureRay Technology. In connection with the Acquisition, the intellectual property related to the PureRay Technology was transferred by the founders to PureCanada as consideration for the issuance to the founders of 20,670,000 common shares by PureCanada. The intellectual assets transferred to PureCanada were valued at $3.1 million by an independent appraiser. Under generally accepted accounting principles, property contributed by founders or promoters is valued at predecessor cost and is not stepped up to fair value.
          The Company expects to incur up to $1,000,000 over the next three months in costs and expenses to its manufacturing partner for the initial production run of 10,000 units. The Company is in active discussions with distribution partners and expects material sales orders within the next three months.
          As we have yet to commence operations, we have not generated any revenues and there can be no assurance that we can generate significant revenues from operations. We expect to incur administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents. There can be no assurance that we will have sufficient cash on hand to meet our cash requirements for the next twelve months or until revenue commences from operations. Management is exploring a variety of options to meet the Company’s future capital requirements, including the possibility of equity offerings and debt financing.
          Our failure to generate revenue and conduct operations since inception raises substantial doubt about our ability to continue as a going concern. We will require substantial working capital, and currently have inadequate capital to fund all of our business strategies, which could severely limit our operations.
Liquidity and Capital Resources
From Inception of PureCanada on September 19, 2007 to July 31, 2008
          We had cash on hand of $1,533,566 and working capital of $1,051,935 as of July 31, 2008 as compared to $0 cash on hand and working capital deficiency of $129,693 as of April 30, 2008. As of July 31, 2008, we had total liabilities of $481,631 as compared to $241,083 as of April 30, 2008.
          We raised $2,000,000 from the Offering in July 2008, representing the substantial portion of total capital raised since inception. The proceeds of the Offering are intended to be used to fund product and business development activities until revenue commences from our principal operations. Management projects that additional capital will need to be raised to successfully bring the product to market and reach break even cash flow from operations. We plan to raise necessary funds by issuing debt and/or equity securities.
          At April 30, 2008, we had $100,000 outstanding under a non-interest bearing demand loan from an unrelated third party. We advanced the funds under this loan to PureCanada to pay certain costs and expenses in contemplation of the Acquisition. We subsequently borrowed an additional $150,000 under the loan agreement and advanced those funds to PureCanada. In connection with the Acquisition, we repaid in full the $250,000 outstanding balance of the loan.
          As of July 31, 2008, Jim Glavas, our former President, advanced a total of $49,500 to us for general working capital. The loan is non-interest bearing, unsecured and due on demand. To date, we have not paid any amounts of principal under the loan.

Entry Into Share Purchase Agreement
          On July 24, 2008, we entered into a Share Purchase Agreement (the “Share Purchase Agreement”) by and among the Company, PureRay Acquisition Inc., a corporation formed under the laws of Canada (“PureRay Acquisition”) and a wholly-owned subsidiary of PureRay Holdings ULC, an unlimited liability corporation formed under the laws of the Province of Alberta and a wholly-owned subsidiary of the Company (“PureRay Holdings”), PureCanada, and Mickael Joasil, Derek Blackburn, F.W.F. Robinson, Frank O’Dea, as trustee of the O’Dea Family Trust, Kairos, Thomas J. Broeski, Raj Kurichh, Megs Padiachy, Ramlia Padiachy, Patrick Pierre and Matthew Sicoli (together, the “PureCanada Shareholders”), whereby PureRay Acquisition acquired all of the outstanding shares of PureCanada (the “PureCanada Shares”) from the PureCanada Shareholders.
           Pursuant to the terms of the Share Purchase Agreement, PureRay Acquisition acquired all of the PureCanada Shares. The purchase price was paid by the issuance of one exchangeable share, without par value, of PureRay Acquisition (each, an “Exchangeable Share”) for each PureCanada Share acquired, for a total of 35,855,000 Exchangeable Shares. The Share Purchase Agreement contains customary representations and warranties by each of the parties.
          The PureCanada Shareholders will fully indemnify the Company on an after-tax basis against (i) all loss, liability and expense arising out of any misrepresentation or breach of warranty by the PureCanada Shareholders and (ii) all liabilities of the Company including liabilities for any taxes, in each case including reasonable fees and expenses, including attorneys’ fees, in connection with any action or proceeding against the Company, PureCanada or PureRay Acquisition under the Share Purchase Agreement. The Company will fully indemnify the PureCanada Shareholders on an after-tax basis against any loss, liability or expense arising out of any misrepresentation or breach of warranty or covenant of the Company or PureRay Acquisition under the Share Purchase Agreement.
          In connection with the Share Purchase Agreement, on July 24, 2008, the Company, PureRay Holdings, PureRay Acquisition and Derek Blackburn, as trustee (the “Trustee”), entered into a Voting and Exchange Trust Agreement (the “Exchange Agreement”). Pursuant to the Exchange Agreement, the Company issued shares of preferred stock of the Company, par value $0.0001 per share (the “Special Voting Stock”), in a ratio of a quarter (1/4) share of Special Voting Stock for each Exchangeable Share issued in connection with the Acquisition (for a total of 8,963,750 shares of Special Voting Stock) to the Trustee to be held for and on behalf of the registered holders of the Exchangeable Shares (the “Beneficiaries” and each a “Beneficiary”).
          The Trustee, for the use and benefit of the Beneficiaries, is entitled to all of the Voting Rights (as defined below), including the right to vote in person or by proxy the Company’s Special Voting Stock on any matters, questions, proposals or propositions that may properly come before the shareholders of the Company at a meeting of the shareholders of the Company or in connection with a consent of the shareholders of the Company. The Voting Rights will be exercised by the Trustee on the basis of instructions received from the Beneficiaries entitled to instruct the Trustee with respect to a meeting or consent of the shareholders of the Company. Each Beneficiary is entitled to instruct the Trustee to cast and exercise one of the votes comprising the Voting Rights for each Exchangeable Share held as of the applicable record date. To the extent that no instructions are received from a Beneficiary, the Trustee may not exercise the Voting Rights with respect to such Exchangeable Shares. The Company will communicate to the Trustee and each of the Beneficiaries in the same manner as the Company communicates to holders of the Company’s common stock, par value $0.0001 per share (“Common Stock”), with respect to a meeting or consent of the shareholders of the Company, and will deliver to the Trustee and each Beneficiary all proxy materials, information statements and other written communications that are distributed from time to time to holders of the Company’s Common Stock. Each Beneficiary is also entitled to attend any meeting of the shareholders of the Company and personally exercise the Voting Rights to which such Beneficiary is entitled.
          The Exchange Agreement grants the Trustee, for the use and benefit of the Beneficiaries, the right (the “Exchange Right”) to require PureRay Acquisition to purchase from such Beneficiary all or any part of the Exchangeable Shares held by such Beneficiary upon the occurrence and during the continuance of an Insolvency Event (defined generally as the institution of a proceeding to have PureRay Acquisition adjudicated as bankrupt, insolvent or to be wound up, and the failure by PureRay Acquisition to contest in good faith any such proceeding within 30 days of becoming aware thereof). The purchase price payable for each Exchangeable Share purchased by PureRay Acquisition under the Exchange Right equals the market price of a share of the Company’s Common Stock on the business day before the purchase of such Exchangeable Share, plus the full amount of all declared and unpaid dividends on such Exchangeable Share (the “Exchangeable Share Purchase Price”). The Exchangeable Share Purchase Price is payable only by PureRay Acquisition delivering or causing to be delivered to the relevant Beneficiary one share of the Company’s Common Stock for each Exchangeable Share purchased plus a cash amount equal to the amount of all accrued and unpaid dividends on such Exchangeable Share (the “Exchange Consideration”). The Trustee may only exercise the Exchange Right on the basis of instructions received from Beneficiaries entitled to instruct the Trustee as to the exercise thereof and only upon receipt of the Exchangeable Shares to be exchanged by each Beneficiary. To the extent that no instructions are received from a Beneficiary with respect to the Exchange Right, the Trustee will not exercise or permit the exercise of the Exchange Right.
          The Exchange Agreement also grants the Trustee, for the use and benefit of the Beneficiaries, an automatic right (the “Automatic Exchange Right”) to exchange the Exchangeable Shares for shares of the Company’s Common Stock upon the occurrence of a Liquidation Event (defined generally a voluntary liquidation, dissolution or winding up of the Company or a threatened or instituted proceeding to effect the same). Under the Automatic Exchange Right, PureRay Holdings will purchase on the fifth business day before the effective date of a Liquidation Event all of the then outstanding Exchangeable Shares at the Exchangeable Share Purchase Price payable in the Exchange Consideration.
          In connection with the Share Purchase Agreement, on July 24, 2008, the Company, PureRay Holdings and PureRay Acquisition entered into a Support Agreement (the “Support Agreement”). Pursuant to the Support Agreement, the Company made the following covenants for so long as any Exchangeable Shares remain outstanding: (i) the Company will not declare or pay any dividends on the Company’s Common Stock unless PureRay Acquisition is able to declare and pay and simultaneously declares or pays, as the case may be, an equivalent dividend on the Exchangeable Shares; (ii) the Company will advise PureRay Acquisition in advance of the declaration of any dividend on the Company’s Common Stock and ensure that the declaration date, record date and payment date for dividends on the Exchangeable Shares are the same as those for the Company’s Common Stock; (iii) the Company will ensure that the record date for any dividend declared on the Company’s Common Stock is not less than 10 days after the declaration date of such dividend; (iv) the Company will take all actions and do all things reasonably necessary or desirable to enable and permit PureRay Acquisition to make any required payments to the holders of Exchangeable Shares; (v) the Company will take all actions and do all things reasonably necessary or desirable to enable and permit PureRay Holdings to perform its obligations with respect to the Exchangeable Shares; and (vi) the Company will not exercise its vote as a shareholder of PureRay Acquisition to initiate the voluntary liquidation, dissolution or winding-up of PureRay Acquisition nor take any action that is designed to result in the liquidation, dissolution or winding up of PureRay Acquisition.
          The Support Agreement further provides that, without the prior approval of PureRay Acquisition and the holders of Exchangeable Shares, the Company will not issue or distribute (i) additional shares of the Company’s Common Stock, (ii) securities exchangeable for or convertible into or carrying rights to acquire the Company’s Common Stock or rights to subscribe therefor, (iii) any other class of securities of the Company, (iv) evidences of indebtedness of the Company or (v) other assets of the Company to all or substantially all holders of the Company’s Common Stock, nor change the Company’s Common Stock, unless the same or an economically equivalent distribution on or change to the Exchangeable Shares (or in the rights of the holders thereof) is made simultaneously on a per share basis.
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
          In connection with the Share Purchase Agreement, on July 24, 2008, Jim Glavas and the Company entered into a Capital Contribution Agreement (the “Contribution Agreement”) whereby Mr. Glavas contributed 21,370,000 shares of the Company’s Common Stock to the Company as a capital contribution, for which Mr. Glavas received no consideration. The contributed shares returned to authorized but unissued shares of the Company’s Common Stock. Mr. Glavas continues to hold 300,000 shares of the Company’s Common Stock.
          In connection with the Share Purchase Agreement, on July 24, 2008, Kairos, PureCanada and Wildeboer Dellelce LLP (the “Escrow Agent”), entered into an Escrow and Share Purchase Agreement (the “Escrow Agreement”). Jefrey M. Wallace, a director and the Chief Executive Officer of the Company, holds an approximate 28% membership interest in and is a managing member of Kairos. Pursuant to the Escrow Agreement, Kairos delivered 4,355,000 PureCanada Shares (the “Escrowed Shares”) to the Escrow Agent to be held in escrow and incrementally released upon the occurrence of certain performance-based milestone events with respect to PureCanada and the Company. As a result of the Acquisition, the PureCanada Shares held in escrow have been exchanged with Exchangeable Shares. The Escrow Agreement was amended and restated immediately following completion of the Acquisition to substitute PureRay Acquisition in the place of PureCanada.
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
          The Escrowed Shares will be released to Kairos as follows:
•	545,000 Escrowed Shares, within 120 days after the end of the financial year of PureCanada in which the sales of PureCanada and its affiliates are at least US$8,000,000;

•	545,000 Escrowed Shares, within 120 days after the end of the financial year of PureCanada in which the minimum EBITDA of PureCanada and its affiliates for such financial year, on a consolidated basis, is at least US$1,000,000;

•	545,000 Escrowed Shares, within 120 days after the end of the financial year of PureCanada in which the minimum EBITDA of PureCanada and its affiliates for such financial year, on a consolidated basis, is at least US$2,500,000;

•	545,000 Escrowed Shares, within 120 days after the end of the financial year of PureCanada in which the minimum EBITDA of PureCanada and its affiliates for such financial year, on a consolidated basis, is at least US$5,000,000; and

•	2,175,000 Escrowed Shares, within five days after the day on which the shares of Common Stock of the Company are listed and posted for trading on the Nasdaq Stock Market.
          In the event of Jefrey M. Wallace’s termination, resignation, or inability to perform the duties of Chief Executive Officer of PureCanada or any of its affiliates (including the Company), or at any time after the fifth anniversary of the date of the Escrow Agreement, PureCanada has the right, but not the obligation, to require Kairos to sell to PureRay Acquisition or its designee the Escrowed Shares remaining in escrow for a price equal to CDN$0.00001 per share.
          Except as required by applicable law, the Exchangeable Shares issued in connection with the Acquisition have no voting rights with respect to meetings or consents of shareholders of PureRay Acquisition. Dividends on Exchangeable Shares will be declared in the event a dividend is declared on shares of the Company’s Common Stock. Dividends will be declared and paid on each Exchangeable Share in like type and amount as are declared and paid on each share of the Company’s Common Stock, except that cash dividends will be paid on Exchangeable Shares in Canadian Dollars and stock dividends will be paid on Exchangeable Shares in additional Exchangeable Shares. Subject to the Exchange Right, the Exchangeable Shares have priority over shares of PureRay Acquisition which by their designation rank junior to the Exchangeable Shares, including without limitation the common shares of PureRay Acquisition, with respect to payments or distributions on the liquidation, dissolution or winding-up of PureRay Acquisition.

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
          For so long as the Exchangeable Shares are outstanding, PureRay Acquisition has agreed not to take certain actions without the prior approval of the holders of a majority of the Exchangeable Shares, voting together as a single class, including:
•	paying any dividends on common stock or any other shares which by their designation rank junior to the Exchangeable Shares, other than stock dividends payable in common stock or any such other shares ranking junior to the Exchangeable Shares;

•	redeeming or purchasing or making any capital distribution in respect of common stock or any other shares which by their designation rank junior to the Exchangeable Shares with respect to the payment of dividends or on any liquidation distribution;

•	redeeming or purchasing any other shares which by their designation rank equally with the Exchangeable Shares with respect to the payment of dividends or on any liquidation distribution.
          The above restrictions shall only apply if dividends shall have been declared on the Company’s Common Stock and all dividends on the outstanding Exchangeable Shares corresponding to such dividends on the Common Stock have not been declared on the Exchangeable Shares and paid in full.
          The Special Voting Stock was issued in connection with the Acquisition to provide holders of the Exchangeable Shares with the right to vote at meetings of the shareholders of the Company or in connection with a consent of the shareholders of the Company. Each share of Special Voting Stock issued entitles the holder of record to four votes, equal to four shares of the Company’s Common Stock, and each quarter (1/4) share of Special Voting Stock entitles the holder of record to one vote, equal to one share of the Company’s Common Stock, at a meeting or in connection with a consent of the shareholders of the Company (the “Voting Rights”). The Special Voting Stock will vote together with the Company’s Common Stock as a single class. The Special Voting Stock is not entitled to receive dividends or any payments or distributions upon any liquidation, dissolution or winding up of the Company. Upon the acquisition by PureRay Acquisition of Exchangeable Shares, or upon the exchange by the Company or any of its affiliates of the Company’s Common Stock for Exchangeable Shares, the Company will redeem one quarter (1/4) share of the Special Voting Stock from the holdings of the holder of such Exchangeable Share for each Exchangeable Share acquired by the Company or any of its affiliates for an amount equal to US$0.000001 per share. As of the date when there are no Exchangeable Shares issued and outstanding, the Special Voting Stock will be cancelled, retired and eliminated from the shares which the Company is authorized to issue.
          The foregoing summary of the Acquisition, Share Purchase Agreement, Exchange Agreement, Support Agreement, Contribution Agreement and Escrow Agreement (the “Acquisition Agreements”) is a summary of the material provisions of the Acquisition Agreements and is qualified in its entirety by the full text of the Acquisition Agreements, which are attached as Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5, respectively, to our Current Report on Form 8-K/A filed on July 31, 2008, and are incorporated by reference herein.
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
           The financial statements have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. If we are not able to continue as a going concern, we would likely not be able to realize our assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the financial statements. We will require additional capital to fund any future plan of operations. There can be no assurance that we will be able to raise additional capital, and if we are unable to raise additional capital, we will unlikely be able to continue as a going concern.
Related Party Transactions
          Messrs. O’Dea (as trustee of the O’Dea Family Trust), Joasil and Blackburn and Kairos were parties to the Share Purchase Agreement in their capacities as PureCanada Shareholders. Pursuant to the Share Purchase Agreement, Messrs. O’Dea (as trustee of the O’Dea Family Trust), Joasil and Blackburn and Kairos acquired a beneficial interest in 1,000,000, 12,835,000, 12,835,000 and 5,355,000 Exchangeable Shares, respectively, and 250,000, 3,208,750, 3,208,750 and 1,338,750 shares of our Special Voting Stock, respectively. Jefrey M. Wallace, a director and our Chief Executive Officer, President and Secretary, may be deemed to have beneficial ownership of the Exchangeable Shares, Special Voting Stock and shares of our Common Stock beneficially owned by Kairos pursuant to his approximate 28% membership interest in Kairos. Mr. Wallace is also a managing member of Kairos.
          Kairos was a party to the Escrow Agreement, whereby 4,355,000 of the Exchangeable Shares held by Kairos have been placed into escrow and will be incrementally released upon the occurrence of certain performance benchmarks achieved by PureCanada. Kairos has appointed the Secretary of PureRay Acquisition to exercise the limited voting rights attaching to the Exchangeable Shares and Voting Rights of the Special Voting Stock issued with respect to the Exchangeable Shares held in escrow until such shares are released. Kairos has no right to dividends or other distributions or payments made on the Exchangeable Shares held in escrow until such shares are released. Jefrey M. Wallace, a director and our Chief Executive Officer, President and Secretary, may be deemed to have beneficial ownership of the Exchangeable Shares, Special Voting Stock and shares of our Common Stock beneficially owned by Kairos pursuant to his approximate 28% membership interest in Kairos. Mr. Wallace is also a managing member of Kairos.
           Effective January 2008, the Company agreed to pay Kairos certain fees and reimburse Kairos for certain expenses it incurred in connection with the Acquisition (the “Kairos Pre-Acquisition Arrangement”). The Company paid $79,314 to Kairos pursuant to the Kairos Pre-Acquisition Arrangement, which amount was paid directly by PureCanada using funds advanced by the Company to PureCanada prior to the Acquisition. Jefrey M. Wallace, a director and the Chief Executive Officer of the Company, holds an approximate 28% membership interest in and is a managing member of Kairos.
          As of July 31, 2008, Jim Glavas, our former President, advanced a total of $49,500 to us for general working capital. The loan is non-interest bearing, unsecured and due on demand. To date, we have not paid any amounts of principal under the loan.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
          Not Applicable.
Item 4T. Controls and Procedures.
          As of July 31, 2008, we, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934). Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.
          There have been no changes in our internal control over financial reporting (as defined in Rule 13-15(f) of the Securities Exchange Act of 1934) that occurred during the quarter ended July 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
          We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.
Item 1A. Risk Factors.
          There has been no material change in the Risk Factors set forth in the “Risk Factors” section of Item 2.01 of the Company’s Current Report on Form 8-K/A filed on July 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
          The Special Voting Stock and Exchangeable Shares issued in connection with the Acquisition were not registered under the Securities Act. For information about the Acquisition, Special Voting Stock and Exchangeable Shares, please see the information set forth above under Item 2 of Part I of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference. The Special Voting Stock and Exchangeable Shares were issued in reliance upon the exemption from registration contained in Rule 506 under Regulation D and Section 4(2) of the Securities Act.
          On July 24, 2008, the Company completed a private placement of 2,000,000 Units, each Unit consisting of one share of the Company’s Common Stock and a warrant to purchase an additional share of the Company’s Common Stock, at a purchase price of US$1.00 per Unit for an aggregate offering price of US$2,000,000 (the “Private Placement”). Proceeds received by the Company in connection with the Private Placement will be used for general working capital purposes. The Units issued pursuant to the Private Placement were issued in reliance upon the exemption from registration contained in Rule 903 under Regulation S of the Securities Act.
Item 3. Defaults upon Senior Securities.
          Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
          No matters were submitted to a vote of stockholders during the quarter ended July 31, 2008.
Item 5. Other Information.
          Effective January 2008, the Company agreed to pay Kairos certain fees and reimburse Kairos for certain expenses it incurred in connection with the Acquisition pursuant to the Kairos Pre-Acquisition Arrangement. The Company paid $79,314 to Kairos pursuant to the Kairos Pre-Acquisition Arrangement, which amount was paid directly by PureCanada using funds advanced by the Company to PureCanada prior to the Acquisition. Jefrey M. Wallace, a director and the Chief Executive Officer of the Company, holds an approximate 28% membership interest in and is a managing member of Kairos.
          Effective June 1, 2008, the Company agreed to reimburse (the “Administrative Services Arrangement”) Kairos for the Company’s allocable cost of office facilities, equal to $1,500 per month, and other overhead and expenses. Pursuant to the Administrative Services Arrangement, the Company also agreed to reimburse Kairos for the allocable portion of Jefrey M. Wallace’s salary for his services as Chief Executive Officer, President and Secretary of the Company and Chief Executive Officer of PureCanada. Mr. Wallace currently receives a salary of $20,000 per month plus an automobile allowance of $1,500 per month for his services on behalf of the Company and PureCanada, which amounts are reimbursed by the Company to Kairos in accordance with the Administrative Services Arrangement. Mr. Wallace receives no compensation for his services as a director of the Company.
          Effective May 1, 2008, the Company agreed to pay (the “Blackburn Arrangement”) Derek Blackburn, the Chief Financial Officer, Treasurer and a director of the Company, $12,500 per month for his services as Chief Financial Officer and Treasurer of the Company, and as an employee of the Company and PureCanada, in which capacity Mr. Blackburn is primarily responsible for leading the marketing and sales efforts for the PureRay Technology. Pursuant to the Blackburn Arrangement, Mr. Blackburn is also reimbursed for certain travel and other expenses. Mr. Blackburn will receive no compensation for his services as a director of the Company. Under the Blackburn Arrangement, $12,500 of Mr. Blackburn’s compensation was paid directly by PureCanada using funds advanced by the Company to PureCanada prior to the Acquisition.
          Effective May 1, 2008, the Company agreed to pay (the “Joasil Arrangement”) Mickael Joasil, a director of the Company, $12,500 per month for his services as an employee of the Company and PureCanada, in which capacity Mr. Joasil is primarily responsible for continued research and development of the PureRay Technology and continued product innovation. Pursuant to the Joasil Arrangement, Mr. Joasil is also reimbursed for certain travel and other expenses. Mr. Joasil will receive no compensation for his services as a director of the Company. Under the Joasil Arrangement, $12,500 of Mr. Joasil’s compensation was paid directly by PureCanada using funds advanced by the Company to PureCanada prior to the Acquisition.
          On September 15, 2008, the Company’s Board of Directors ratified and confirmed each of the Kairos Pre-Acquisition Arrangement, the Administrative Services Arrangement, the Blackburn Arrangement and the Joasil Arrangement. As the above arrangements do not represent written agreements, each of the foregoing arrangements are terminable by either party without notice. The Company expects to negotiate and enter into final written agreements memorializing the foregoing arrangements during the current fiscal year.
          The Company issued a press release on September 18, 2008. The press release is attached hereto as Exhibit 99.1 and is incorporated herein by reference.
Item 6. Exhibits.

Number	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to PureRay Corporation’s Registration Statement No. 333-38534 filed on June 2, 2000).

Number	Description
3.2	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to PureRay Corporation’s Current Report on Form 8-K filed on March 25, 2003).

3.3	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to PureRay Corporation’s Current Report on Form 8-K/A filed on July 31, 2008).

3.4	Bylaws (incorporated by reference to Exhibit 3.3 to PureRay Corporation’s Registration Statement No. 333-38534 filed on June 2, 2000).

4.1	Certificate of Designation of Special Voting Stock (incorporated by reference to Exhibit 4.1 to PureRay Corporation’s Current Report on Form 8-K/A filed on July 31, 2008).

10.1	Share Purchase Agreement dated July 24, 2008 among the Company, PureRay Acquisition Inc., PureRay Corporation, Mickael Joasil, Derek Blackburn, F.W.F. Robinson, Frank O’Dea, Kairos Partners, LLC, Thomas J. Broeski, Raj Kurichh, Megs Padiachy , Ramlia Padiachy, Patrick Pierre and Matthew Sicoli (incorporated by reference to Exhibit 10.1 to PureRay Corporation’s Current Report on Form 8-K/A filed on July 31, 2008).

10.2	Voting and Exchange Trust Agreement dated July 24, 2008 among the Company, PureRay Holdings ULC, PureRay Acquisition Inc. and Derek Blackburn (incorporated by reference to Exhibit 10.2 to PureRay Corporation’s Current Report on Form 8-K/A filed on July 31, 2008).

10.3	Support Agreement dated July 24, 2008 among the Company, PureRay Holdings ULC and PureRay Acquisition Inc. (incorporated by reference to Exhibit 10.3 to PureRay Corporation’s Current Report on Form 8-K/A filed on July 31, 2008).

10.4	Capital Contribution Agreement dated July 24, 2008 between the Company and Jim Glavas (incorporated by reference to Exhibit 10.4 to PureRay Corporation’s Current Report on Form 8-K/A filed on July 31, 2008).

10.5	Escrow and Share Purchase Agreement dated July 31, 2008 among Kairos Partners, LLC, PureRay Acquisition Inc. and Wildeboer Dellelce LLP (incorporated by reference to Exhibit 10.5 to PureRay Corporation’s Current Report on Form 8-K/A filed on July 31, 2008).

10.6	Assignment of Application dated July 2, 2008 between Mickael Joasil and PureRay Corporation (incorporated by reference to Exhibit 10.6 to PureRay Corporation’s Current Report on Form 8-K/A filed on July 31, 2008).

10.7	Assignment of Application dated July 2, 2008 between Mickael Joasil and PureRay Corporation (incorporated by reference to Exhibit 10.7 to PureRay Corporation’s Current Report on Form 8-K/A filed on July 31, 2008).

10.8	Trademark Assignment dated July 16, 2008 (incorporated by reference to Exhibit 10.8 to PureRay Corporation’s Current Report on Form 8-K/A filed on July 31, 2008).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release of PureRay Corporation dated September 18, 2008.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURERAY CORPORATION (Registrant)
Date: September 18, 2008	By:	/s/ Jefrey M. Wallace
Jefrey M. Wallace, Chief Executive Officer
(on behalf of Registrant and as Principal Executive Officer)

Date: September 18, 2008	By:	/s/ Derek Blackburn
Derek Blackburn, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release of PureRay Corporation dated September 18, 2008.

PURERAY CORPORATION
(a development stage company)
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

	July 31, 2008	April 30, 2008
	$	$
	Unaudited
ASSETS

Current Assets
Cash	1,533,566	—
Prepaid expenses	—	11,240
Due from related parties	—	100,150

Total Current Assets	1,533,566	111,390

Patents	19,200	—

Total Assets	1,552,766	111,390

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)

Current Liabilities

Accounts payable	429,844	59,751
Accrued liabilities	2,287	70,092
Due to a related party	49,500	11,240
Note payable	—	100,000

Total Current Liabilities	481,631	241,083

Stockholders’ Equity (Deficit)

Preferred Stock; Par value $0.0001 per share; 20,000,000 shares authorized; 8,963,750 shares issued and outstanding at July 31, 2008 (none at April 30, 2008)	896	—

Common Stock, Par value $0.0001 per share; 100,000,000 shares authorized; 15,500,000 shares issued and outstanding at July 31, 2008; 15,185,000 subscribed at April 30, 2008	1,550	1,519

Additional Paid-in Capital	1,836,513	—

Stock Subscription Receivable	—	(1,369)

Deficit Accumulated During the Development Stage	(767,824)	(129,843)

Total Stockholders’ Equity (Deficit)	1,071,135	(129,693)

Total Liabilities and Stockholders’ Equity (Deficit)	1,552,766	111,390

See accompanying notes to consolidated financial statements.

PURERAY CORPORATION
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. dollars)
(unaudited)

		Accumulated
		From
		September 19,
		2007
		(Date of
	Three Months	Inception of
	Ended	PureCanada)
	July 31, 2008	To July 31, 2008
	$	$
Revenue	—	—

Expenses

Professional fees	430,495	430,495
Management and consulting fees	172,116	222,116
Product development expenses	5,500	75,592
Travel and other expenses	29,870	39,621

Total Expenses	637,981	767,824

Net Loss for the Period	(637,981)	(767,824)

Loss Per Share, basic and diluted	(0.03)	(0.09)

Weighted average common shares outstanding
Basic	20,491,833	8,386,835
Diluted	23,280,556	9,528,195

See accompanying notes to consolidated financial statements.

PURERAY CORPORATION
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)
(unaudited)

		Accumulated From
		September 19, 2007
	Three Months	(Date of Inception
	Ended	of PureCanada)
	July 31, 2008	to July 31, 2008
	$	$
Operating Activities

Net loss	(637,981)	(767,824)

Adjustments to reconcile net loss to cash used in operating activities

Change in operating assets and liabilities

Prepaid expenses and other assets	11,240	—
Accounts payable and accrued liabilities	340,548	470,391

Net Cash Used In Operating Activities	(286,193)	(297,433)

Financing Activities

Proceeds (repayments) of note payable	(100,000)	—
Due to (from) related parties	100,150	11,240
Proceeds from issuance of equity stock, net	1,838,809	1,838,959

Net Cash Provided By Financing Activities	1,838,959	1,850,199

Investing Activities

Patent costs	(19,200)	(19,200)

Net Cash Used In Investing Activities	(19,200)	(19,200)

Increase In Cash	1,533,566	1,533,566

Cash — Beginning of Period	—	—

Cash — End of Period	1,533,566	1,533,566

Non-cash Investing and Financing Activities	—	—
Acquisition of net assets of NAGA with the issuance of stock, net of issuance costs	1,838,759	1,838,759

Supplemental Disclosures
Interest paid	—	—

Income taxes paid	—	—

See accompanying notes to consolidated financial statements.

PURERAY CORPORATION
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2008
(unaudited)
1.	Background

PureRay Corporation (“PureCanada”) was incorporated in Canada in September 2007. On July 24, 2008, PureCanada and North American Natural Gas, Inc. (“NAGA”), a publicly held “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, the “Securities Exchange Act”) consummated a series of transactions (the “Acquisition”) through which NAGA acquired an indirect 100% interest in PureCanada. NAGA, formerly known as FAR Group, Inc., was incorporated in the State of Washington in March 2000. After the Acquisition, NAGA changed its name to PureRay Corporation (the merged company hereinafter, “the Company”) and ceased to be a shell company under the Securities Exchange Act.

In connection with the Acquisition, the following transactions were completed:
1.	PureCanada issued 35,855,000 shares to founders and investors, of which 15,185,000 shares (subscribed as of April 30, 2008) were issued for $0.00001 per share in cash, and 20,670,000 shares were issued as consideration for the transfer to PureCanada of certain intangible assets by the founders of PureCanada.

2.	NAGA declared a 1.76 forward split of its common stock on May 23, 2008, after which there were 34,870,000 shares of its common stock outstanding.

3.	Jim Glavas, the former President and a former director of NAGA, contributed 21,370,000 post-split restricted shares of NAGA’s Common Stock to NAGA as a capital contribution for no consideration, after which there were 13,500,000 shares of NAGA’s common stock outstanding.

4.	Pursuant to a Share Purchase Agreement, NAGA acquired, through an indirect wholly-owned subsidiary (“Acquisition Sub”), all of the outstanding shares of PureCanada by issuing one (1) exchangeable share (the “Exchangeable Shares”) of Acquisition Sub for each share of PureCanada (total Exchangeable Shares issued, 35,855,000). The Exchangeable Shares are non-voting but have other rights and privileges on a basis pari passu with the common stock of the Company.

5.	Under a Voting and Exchange Trust Agreement (the “Exchange Agreement”), the Company issued shares of preferred stock of the Company, par value $0.0001 per share (the “Special Voting Stock”), in a ratio of a quarter (1/4) share of Special Voting Stock for each Exchangeable Share issued in connection with the Acquisition (for a total of 8,963,750 shares of Special Voting Stock) to a trustee to be held for and on behalf of the registered holders of the Exchangeable Shares.

6.	NAGA completed a private placement (the “Offering”) of 2,000,000 units at a price of $1.00 per unit, whereby each unit is comprised of one common share and one share purchase warrant (the “Warrants”) at an exercise price of $1.00 per share for a period of six months.

7.	The former sole director of NAGA appointed three holders of Exchangeable Shares to the Company’s Board of Directors and subsequently resigned from the Board of Directors.
2.	Basis of Accounting

As a result of the Acquisition, the former shareholders of PureCanada held a controlling interest in the merged entity and PureCanada became NAGA’s sole operating business.

Because the Company’s acquisition of PureCanada resulted in the PureCanada shareholders having an effective ownership interest in the Company greater than 50%, the transaction is a public shell merger that is treated for accounting purposes as a recapitalization, whereby PureCanada is deemed the accounting acquirer. The Acquisition is treated as an acquisition by PureCanada of the tangible net assets of NAGA, excluding goodwill and any other intangible assets.

The accompanying financial statements reflect the following for the periods presented:
Consolidated Statements of Operations and Cash Flows—For periods prior to the Acquisition date, all amounts presented are those of PureCanada. From the Acquisition date through July 31, 2008, the amounts presented include those of the Company and consolidated subsidiaries.
Consolidated Balance Sheets—As of April 30, 2008, the amounts presented are those of PureCanada. As of July 31, 2008, the amounts presented include those of the Company and consolidated subsidiaries. As of April 30, 2008, common and preferred shares are the issued and outstanding shares of PureCanada. As of July 31, 2008, PureCanada shares have been converted to shares of NAGA based on the applicable Merger ratios.
Footnotes to the financial statements—Reflect the background and financial information of PureCanada through the Acquisition date and of the Company and consolidated subsidiaries after the Acquisition.
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations.
In the opinion of management, these financial statements reflect all normal recurring adjustments necessary for a fair presentation, and in order to make the financial statements not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements of NAGA included in its Annual Report on Form 10-K for the year ended April 30, 2008, filed on July 24, 2008, and the audited financial statements of Pure Canada for the year ended April 30, 2008. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year or any other future periods. For further information on the Acquisition, reference is made to Form 8-K/A filed with the Securities and Exchange Commission on July 31, 2008.
As of the date of the Acquisition, both NAGA and PureCanada were Development Stage Companies as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting for Enterprises in the Development Stage”. From the dates of inception of NAGA and PureCanada through the date of the Acquisition, their only activities had been organizational, directed at acquiring principal business assets, raising initial capital and developing business plans. NAGA and PureCanada had not commenced commercial operations, had no full time employees and owned no real estate. After the Acquisition, the Company remains a Development Stage Company. The Company has developed a proprietary technology for multiplexing light bulbs and light bulb charging stations designed to meet the demand for “off-grid” lighting in the developing world. It is currently engaged in activities to patent the technology and to manufacture product prototypes.
These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends. The Company is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The Company has accumulated losses of $767,824 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	Summary of Significant Accounting Policies
a.	Basis of Accounting

These financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in United States dollars.

b.	Year end

The Company’s fiscal year end is April 30. Prior to the Acquisition, the fiscal year end of both the Company and PureCanada was April 30.

c.	Comparative Financial Statements

Comparative statements are not presented for the three months ended July 31, 2007 because under the accounting treatment described in Note 1, PureCanada is treated as the acquiring entity in the Acquisition. PureCanada was incorporated in September 2007. Because PureCanada and the Company have the same fiscal year end, transitional financial statements are not presented.
4.	Shareholders’ Equity

The issued and outstanding shares of the Company are as follows (see Notes 1 and 2):

	April 30, 2008	July 31, 2008
Preferred Shares	8,963,750	—
Common shares	15,500,000	15,185,000
Basic loss per share is equal to net loss divided by the weighted average number of shares of common stock outstanding for the period. The weighted average number of basic and diluted shares outstanding for the three months ended July 31, 2008 were 20,491,833 and 23,280,556 and for the period from inception to July 31, 2008 were 8,386,835 and 9,528,195, respectively. Diluted loss per share takes into consideration common stock equivalents which for the Company consist of the Exchangeable Shares and the Warrants (see Note 1). Diluted loss per share is calculated as if (i) the Exchangeable Shares were exchanged into shares of common stock as of the date of issuance (the “Acquisition Date”) and (ii) the Warrants were exercised on the Acquisition Date, net of shares of common stock assumed repurchased with proceeds from exercise using the treasury stock method. For the three months ended July 31, 2008 and the period from inception to July 31, 2008, common stock equivalents were not dilutive and, accordingly, basic and diluted net loss per share are the same.
The Exchangeable Shares include 4,355,000 shares (the “Escrowed Shares”) issued to a related party, Kairos Partners, LLC (“Kairos”, see Note 5) pursuant to an Escrow and Share Purchase Agreement (the “Escrow Agreement”), under which the Escrowed Shares will be held in escrow and incrementally released upon the occurrence of certain performance-based milestone events.
The Escrowed Shares will be released to Kairos as follows:

•	545,000 Escrowed Shares, within 120 days after the end of the financial year in which the sales are at least US$8,000,000;

•	545,000 Escrowed Shares, within 120 days after the end of the financial year in which EBITDA for such financial year is at least US$1,000,000;

•	545,000 Escrowed Shares, within 120 days after the end of the financial year in which EBITDA is at least US$2,500,000;

•	545,000 Escrowed Shares, within 120 days after the end of the financial year in which EBITDA is at least US$5,000,000; and

•	2,175,000 Escrowed Shares, within five days after the day on which the shares of common stock of the Company are listed and posted for trading on the Nasdaq Stock Market.
In accordance with SFAS No. 123R (“SFAS 123R”), the Escrowed Shares are treated as share based compensation. Under SFAS 123R, the fair value of the Escrowed Shares at the date of grant ($400,000) will be recognized as compensation expense over the service period, which management of the Company has determined to be two (2) years.
In the consolidated balance sheets as of April 30, 2008, common stock and dollar amounts for PureCanada have been converted to shares of the Company based on the applicable Acquisition ratios.
The Special Voting Stock is reflected in Preferred Stock as of July 31, 2008. The Special Voting Stock was issued for no consideration solely to grant voting rights to holders of Exchangeable Shares. The Special Voting Stock will be cancelled upon the exchange of corresponding Exchangeable Shares.
5.	Related Party Transactions

As of July 31, 2008, $49,500 was due to a shareholder and former president of the Company for cash advanced to the Company. The advance is non-interest bearing, unsecured and due on demand.

At April 30, 2008, the Company had $100,000 outstanding under a non-interest bearing demand loan from an unrelated third party. The Company advanced the funds to PureCanada to pay certain costs and expenses in contemplation of the Acquisition. The Company subsequently borrowed an additional $150,000 under the loan agreement and advanced those funds to PureCanada. In connection with the Acquisition, the Company repaid in full the $250,000 outstanding balance of the loan.

Effective January 2008, the Company agreed to pay Kairos certain fees and reimburse Kairos for certain expenses it incurred in connection with the Acquisition (the “Kairos Pre-Acquisition Arrangement”). The Company paid $79,314 to Kairos pursuant to the Kairos Pre-Acquisition Arrangement, which amount was paid directly by PureCanada using funds advanced by the Company to PureCanada prior to the Acquisition. Jefrey M. Wallace, a director and the Chief Executive Officer of the Company, holds an approximate 28% membership interest in and is a managing member of Kairos.

Effective June 1, 2008, the Company agreed to reimburse (the “Administrative Services Arrangement”) Kairos for the Company’s allocable cost of office facilities, equal to $1,500 per month, and other overhead and expenses. Pursuant to the Administrative Services Arrangement, the Company also agreed to reimburse Kairos for the allocable portion of Jefrey M. Wallace’s salary for his services as Chief Executive Officer, President and Secretary of the Company and Chief Executive Officer of PureCanada. Mr. Wallace currently receives a salary of $20,000 per month plus an automobile allowance of $1,500 per month for his services on behalf of the Company and PureCanada, which amounts are reimbursed by the Company to Kairos in accordance with the Administrative Services Arrangement. Mr. Wallace receives no compensation for his services as a director of the Company.

Effective May 1, 2008, the Company agreed to pay (the “Blackburn Arrangement”) Derek Blackburn, the Chief Financial Officer, Treasurer and a director of the Company, $12,500 per month for his services as Chief Financial Officer and Treasurer of the Company, and as an employee of the Company and PureCanada, in which capacity Mr. Blackburn is primarily responsible for leading the marketing and sales efforts for the PureRay Technology. Pursuant to the Blackburn Arrangement, Mr. Blackburn is also reimbursed for certain travel and other expenses. Mr. Blackburn will receive no compensation for his services as a director of the Company. Under the Blackburn Arrangement, $12,500 of Mr. Blackburn’s compensation was paid directly by PureCanada using funds advanced by the Company to PureCanada prior to the Acquisition.

Effective May 1, 2008, the Company agreed to pay (the “Joasil Arrangement”) Mickael Joasil, a director of the Company, $12,500 per month for his services as an employee of the Company and PureCanada, in which capacity Mr. Joasil is primarily responsible for continued research and development of the PureRay Technology and continued product innovation. Pursuant to the Joasil Arrangement, Mr. Joasil is also reimbursed for certain travel and other expenses. Mr. Joasil will receive no compensation for his services as a director of the Company. Under the Joasil Arrangement, $12,500 of Mr. Joasil’s compensation was paid directly by PureCanada using funds advanced by the Company to PureCanada prior to the Acquisition.

On September 15, 2008, the Company’s Board of Directors ratified and confirmed each of the Kairos Pre-Acquisition Arrangement, the Administrative Services Arrangement, the Blackburn Arrangement and the Joasil Arrangement. As the above arrangements do not represent written agreements, each of the foregoing arrangements are terminable by either party without notice. The Company expects to negotiate and enter into final written agreements memorializing the foregoing arrangements during the current fiscal year.