Form 10-Q
period 2008-10-31
PureRay CORP
filed 2008-12-22
CIK 1112425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 000-32089
PURERAY CORPORATION
(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-2023071 (I.R.S. Employer Identification No.)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑ .
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
The number of shares of the issuer’s Common Stock, $0.0001 par value per share, outstanding as of December 15, 2008 was 15,500,000.

TABLE OF CONTENTS

Page
PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements	1

Consolidated Balance Sheets as of October 31, 2008 (unaudited), and April 30, 2008	F-1

Consolidated Statements of Operations (unaudited) for the three and six month periods ended October 31, 2008 and for the period from September 19, 2007 (inception of PureCanada) through October 31, 2008
F-2

Consolidated Statements of Cash Flows (unaudited) for the three and six month periods ended October 31, 2008 and for the period from September 19, 2007 (inception of PureCanada) through October 31, 2008
F-3

Consolidated Statements of Stockholders’ Equity (unaudited) for the period from May 1, 2008 through October 31, 2008	F-4

Notes to Consolidated Financial Statements (unaudited)	F-5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3. Quantitative and Qualitative Disclosures about Market Risk	10

Item 4T. Controls and Procedures	10

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	10

Item 1A. Risk Factors	10

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3. Defaults upon Senior Securities	11

Item 4. Submission of Matters to a Vote of Security Holders	11

Item 5. Other Information	11

Item 6. Exhibits	11

SIGNATURES	13

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
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     PureRay Corporation (the “Company”), formerly known as North American Natural Gas, Inc. (“NAGA”), was incorporated under the laws of the State of Washington on March 24, 2000 under the name FAR Group Inc. We are in the development stage. In a development stage company, management devotes most of its activities in developing a market for our products. As described more fully below, following the Acquisition (as defined below) the Company is engaged in the development, manufacture and sale of rechargeable lighting products for the developing world. The Company has not yet generated sales from its planned principal activities.
     Except as noted below, during the period from March 24, 2000 through October 31, 2008, we engaged in no significant operations other than organizational activities, acquisition of the rights to market Vitamineralherb.com, preparation for registration of our securities under the Securities Act of 1933, as amended (the “Securities Act”), preparation of a supplementary business plan and completing a private placement to fund this secondary division. We did not receive any revenues during this period.
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
     Since the Acquisition, we have been engaged in activities to finalize product prototypes and to secure manufacturing and distribution agreements for the Company’s products. We have contracted with an engineering firm for certain design, engineering, and product testing services. We have also contracted with a manufacturing company for offshore production of the Company’s products and accessories. We intend to initially manufacture our products in China through IMCG Global.
     [We are currently nearing completion of initial product development. The manufacturer has completed construction of product molds and is finalizing electronic circuitry components. Production samples are expected from the manufacturer by the end of the year for final testing. If testing is successful, we would place our initial production order early in 2009. We are exploring various distribution strategies and are engaged in discussions with a number of third parties with respect to distribution of the product.
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

From Inception of PureCanada on September 19, 2007 to October 31, 2008
     As of the date of this report, the Company has yet to generate any revenues from its business operations. From its inception in 2007, the Company has incurred $1,486,750 in operating expenses, including $337,155 of transaction costs related to the Acquisition and $1,149,595 of operating expenses incurred in connection with start up and management of the Company and in product development and marketing activities to bring the Company’s principal product to market.
     For the three-month period ended October 31, 2008, we had total expenses of $718,926, including $427,519 of management and professional fees, $78,234of product development expenses and $213,173 of marketing and other operating expenses. For the remainder of the current fiscal year ending April 30, 2009, the level of professional fees is expected to be substantially reduced but ongoing operating expenses associated with the business development activities described above will result in continuing operating losses. For the six-month period ended October 31, 2008, we had total expenses of $1,356,907 including $337,155 in transaction costs, $692,975 in management and professional fees, and $326,777 in product development, marketing and other operating expenses.
     The Company has incurred $138,330 during the period from inception to October 31, 2008 in product development costs, principally in design and development of product prototypes, in addition to substantial time and expenses incurred by founders of PureCanada in design, development and patent applications related to the PureRay Technology. In connection with the Acquisition, the intellectual property related to the PureRay Technology was transferred by the founders to PureCanada as consideration for the issuance to the founders of 20,670,000 common shares by PureCanada. The intellectual assets transferred to PureCanada were valued at $3.1 million by an independent appraiser. Under generally accepted accounting principles, property contributed by founders or promoters is valued at predecessor cost and is not stepped up to fair value.
     The Company’s manufacturing agreement requires advance payments against an initial production commitment of 10,000 units. To minimize working capital requirements, we are in discussions with the manufacturer and distributors to align manufacturer and distributor payment schedules. To the extent payments to the manufacturer must be made in advance of cash payments from distributors, the Company will require additional working capital of up to $1 million.
     We have yet to generate any revenues and there can be no assurance when or to what extent we can generate revenues from operations in the future. We expect to incur ongoing administrative and professional charges associated with required periodic financial and disclosure reports and in continuing product development, manufacturing and marketing efforts. There can be no assurance that we will have sufficient cash on hand to meet our cash requirements for the next twelve months or until revenue commences from operations. Management is exploring a variety of options to meet the Company’s future capital requirements, including the possibility of equity offerings and debt financing.
     Our failure to generate revenue and conduct operations since inception raises substantial doubt about our ability to continue as a going concern. We will require substantial working capital, and currently have inadequate capital to fund all of our business strategies, which could severely limit our operations.
Liquidity and Capital Resources
From Inception of PureCanada on September 19, 2007 to October 31, 2008
     From its inception in 2007, the Company has funded its start up and product development activities principally from the proceeds of the Offering ($2 million). After transaction costs ($337,155), net proceeds available for operations were $1,662,845. We used cash for operations of $1,036,953 and $1,108,722, excluding transaction costs, during the three and six month periods ended October 31, 2008, respectively. We had cash on hand of $496,613 and working capital of $336,420 as of October 31, 2008. As of October 31, 2008, we had total liabilities of $317,482 as compared to $241,083 as of April 30, 2008.

     As described more fully under Results of Operations above, the Company has used the proceeds of the Offering to fund product and business development activities. At our current cash level, we will not have sufficient cash to successfully bring the product to market and reach break-even cash flow from operations. We project that we will require additional capital from issuance of equity or debt to successfully bring the product to market. We are currently engaged in efforts to raise $3-5 million in additional capital. There can be no assurance that we will be successful in such efforts. If we are unable to secure additional financing, it will be necessary for the Company to scale back or halt operating activities until financing can be obtained or assets can be sold.
     At April 30, 2008, $100,000 was outstanding under a non-interest bearing demand loan from an unrelated third party. We subsequently borrowed an additional $150,000 under the loan to pay transaction costs prior to closing of the Acquisition. The loan was repaid from proceeds of the Offering.
     As of October 31, 2008, the Company had an outstanding balance of $49,500 on a loan from Jim Glavas, our former President, which was used for working capital purposes. The loan is non-interest bearing, unsecured and due on demand. To date, we have not made any principal payments on the loan.
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
Critical Accounting Policies and Estimates
     The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to long lived assets, stock based compensation and deferred income tax asset valuation allowances. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.
     We believe the following are critical accounting policies that require us to make significant estimates or assumptions in the preparation of our consolidated financial statements.
Stock-Based Compensation
     As permitted by SFAS 123R we use the Black-Scholes option pricing model to estimate the fair value of our stock options and stock purchase warrants. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The expected life of equity awards is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected terms of our equity awards. The dividend yield assumption is based on our history and expectation of no dividend payouts. We will evaluate the assumptions used to value stock awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.
Long-lived Assets
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.
     Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.
Income Taxes
     Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these consolidated financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

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
     As of October 31, 2008, the Company had an outstanding balance of $49,500 on a loan from Jim Glavas, our former President, for working capital purposes. The loan is non-interest bearing, unsecured and due on demand. To date, we have not made any principal payments on the loan.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Not Applicable.
Item 4T. Controls and Procedures.
     As of October 31, 2008, we, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934). Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
     There have been no changes in our internal control over financial reporting (as defined in Rule 13-15(f) of the Securities Exchange Act of 1934) that occurred during the quarter ended October 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
     There has been no material change in the Risk Factors set forth in the “Risk Factors” section of Item 2.01 of the Company’s Current Report on Form 8-K/A filed on October 9, 2008.
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
Item 4. Submission of Matters to a Vote of Security Holders.
     No matters were submitted to a vote of stockholders during the quarter ended October 31, 2008.
Item 5. Other Information.
     On November 12, 2008, the Company announced in a Current Report on Form 8-K that its Board of Directors unanimously voted to voluntarily terminate the registration of its common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended, by filing a Certification and Notice of Termination of Registration on Form 15 (the “Form 15”) with the Securities and Exchange Commission on or about November 28, 2008. On November 26, 2008, the Company announced in a Current Report on Form 8-K that the Company had determined to postpone the filing of the Form 15 until on or about December 12, 2008.
     The Company’s management has determined not to deregister the Company’s common stock by filing the Form 15 at this time. Management determined not to file the Form 15 at this time to allow the Company time to explore strategic alternatives to the deregistration of its common stock. While the Company may in the future determine to implement any such strategic alternatives or file the Form 15, such a determination has not yet been made. The determination to implement any such strategic alternatives to deregistration will be made by the Company’s Board of Directors.
Item 6. Exhibits.

Number	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to PureRay Corporation’s Registration Statement No. 333-38534 filed on June 2, 2000).

3.2	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to PureRay Corporation’s Current Report on Form 8-K filed on March 25, 2003).

3.3	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to PureRay Corporation’s Current Report on Form 8-K/A filed on October 9, 2008).

3.4	Bylaws (incorporated by reference to Exhibit 3.3 to PureRay Corporation’s Registration Statement No. 333-38534 filed on June 2, 2000).

4.1	Certificate of Designation of Special Voting Stock (incorporated by reference to Exhibit 4.1 to PureRay Corporation’s Current Report on Form 8-K/A filed on October 9, 2008).

10.1	Share Purchase Agreement dated July 24, 2008 among the Company, PureRay Acquisition Inc., PureRay Corporation, Mickael Joasil, Derek Blackburn, F.W.F. Robinson, Frank O’Dea, Kairos Partners, LLC, Thomas J. Broeski, Raj Kurichh, Megs Padiachy , Ramlia Padiachy, Patrick Pierre and Matthew Sicoli (incorporated by reference to Exhibit 10.1 to PureRay Corporation’s Current Report on Form 8-K/A filed on October 9, 2008).

Number	Description
10.2	Voting and Exchange Trust Agreement dated July 24, 2008 among the Company, PureRay Holdings ULC, PureRay Acquisition Inc. and Derek Blackburn (incorporated by reference to Exhibit 10.2 to PureRay Corporation’s Current Report on Form 8-K/A filed on October 9, 2008).

10.3	Support Agreement dated July 24, 2008 among the Company, PureRay Holdings ULC and PureRay Acquisition Inc. (incorporated by reference to Exhibit 10.3 to PureRay Corporation’s Current Report on Form 8-K/A filed on October 9, 2008).

10.4	Capital Contribution Agreement dated July 24, 2008 between the Company and Jim Glavas (incorporated by reference to Exhibit 10.4 to PureRay Corporation’s Current Report on Form 8-K/A filed on October 9, 2008).

10.5	Escrow and Share Purchase Agreement dated July 31, 2008 among Kairos Partners, LLC, PureRay Acquisition Inc. and Wildeboer Dellelce LLP (incorporated by reference to Exhibit 10.5 to PureRay Corporation’s Current Report on Form 8-K/A filed on October 9, 2008).

10.6	Assignment of Application dated July 2, 2008 between Mickael Joasil and PureRay Corporation (incorporated by reference to Exhibit 10.6 to PureRay Corporation’s Current Report on Form 8-K/A filed on October 9, 2008).

10.7	Assignment of Application dated July 2, 2008 between Mickael Joasil and PureRay Corporation (incorporated by reference to Exhibit 10.7 to PureRay Corporation’s Current Report on Form 8-K/A filed on October 9, 2008).

10.8	Trademark Assignment dated July 16, 2008 (incorporated by reference to Exhibit 10.8 to PureRay Corporation’s Current Report on Form 8-K/A filed on October 9, 2008).

10.9	2008 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.2 to PureRay Corporation’s Current Report on Form 8-K filed on October 17, 2008).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURERAY CORPORATION (Registrant)
Date: December 22, 2008	By:	/s/ Jefrey M. Wallace
Jefrey M. Wallace
Principal Executive Officer

Date: December 22, 2008	By:	/s/ Derek Blackburn
Derek Blackburn
Principal Financial Officer

EXHIBIT INDEX

Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PURERAY CORPORATION
(a development stage company)
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

	October 31, 2008	April 30, 2008
	$	$
	Unaudited

ASSETS

Current Assets
Cash	496,613	—
Prepaid expenses	157,289	11,240
Due from related parties	—	100,150

Total Current Assets	653,902	111,390

Other Assets
Patents	19,200	—

Total Assets	673,102	111,390

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	267,982	59,751
Accrued liabilities	—	70,092
Due to a related party	49,500	11,240
Note payable	—	100,000

Total Liabilities	317,482	241,083

Contingencies and Commitments (Note 4)

Stockholders’ Equity (Deficit)

Preferred Stock; Par value $0.0001 per share; 8,963,750 shares issued and outstanding	896	—
Common Stock; Par value $0.001 per share; 15,500,000 and 15,185,000 shares issued and outstanding	1,550	1,519
Additional Paid-in Capital	1,836,513	—
Stock Subscription Receivable	—	(1,369)
Deficit Accumulated During the Development Stage	(1,483,339)	(129,843)

Total Stockholders’ Equity (Deficit)	355,620	(129,693)

Total Liabilities and Stockholders’ Equity (Deficit)	673,102	111,390

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

PURERAY CORPORATION
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. dollars)
(unaudited)

					Accumulated From
	Three Months	Three Months	Six Months	Six Months	September 19, 2007
	Ended	Ended	Ended	Ended	(Date of Inception)
	October 31, 2008	October 31, 2007	October 31, 2008	October 31, 2007	To October 31, 2008
	$	$	$	$	$

Revenue	—	—	—		—

Expenses
Professional fees	211,359	—	641,854	—	641,854
Management and consulting fees	216,160	—	388,276	—	438,276
Product development	138,330	—	138,330	—	138,330
Marketing	78,234	—	83,734	—	153,826
Other	74,843	—	104,713	—	114,464

Total Expenses	718,926	—	1,356,907	—	1,486,750

Net Loss Before Other Income (Expense)	(718,926)		(1,356,907)	—	(1,486,750)

Other Income (Expense)
Interest income	3,411	—	3,411	—	3,411

Net Loss for the Period	(715,515)	—	(1,353,496)	—	(1,483,339)

Net Loss Per Share — Basic and Diluted	(0.05)	—	(0.08)	—	(0.14)

Weighted Average Number of Shares Outstanding					—
Basic and Diluted	15,500,000	—	17,995,917	—	10,452,614

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

PURERAY CORPORATION
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)
(unaudited)

			Accumulated From
	Six Months	Six Months	September 19, 2007
	Ended	Ended	(Date of Inception)
	October 31, 2008	October 31, 2007	To October 31, 2008
	$	$	$

Operating Activities

Net loss	(1,353,496)	—	(1,483,339)

Adjustments to reconcile net loss to cash used in operating activities
Change in operating assets and liabilities
Prepaid expenses	(146,048)	—	(157,289)
Accounts payable and accrued liabilities	53,667	—	183,511

Net Cash Used in Operating Activities	(1,445,877)	—	(1,457,117)

Financing Activities

Proceeds (repayment) of notes payable	—	—	—
Due to (from) related parties	(11,240)	—	—

Net Cash Provided By Financing Activities	(11,240)	—	—

Investing Activities

Patent costs	(19,200)	—	(19,200)
Net cash from recapitalization	1,972,930	—	1,972,930

Net Cash Provided By Investing Activities	1,953,730	—	1,953,730

Increase (Decrease) In Cash	496,613	—	496,613

Cash — Beginning of Period	—	—	—

Cash — End of Period	496,613	—	496,613

Non-cash Investing and Financing Activities
Acquistion of net assets of NAGA with issuance of stock	1,838,759	—	1,838,759

Supplemental Disclosures

Interest paid	—	—	—
Income taxes paid	—	—	—

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

PURERAY CORPORATION
(a development stage company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Expressed in U.S. dollars)
(unaudited)

							Deficit
							Accumulated
	Common Shares		Preferred Shares		Additional		During the
		Par		Par	Paid -In	Shareholder	Development
	Number	Value	Number	Value	Capital	Subscription	Stage	Total
	#	$	#	$	$	$	$	$

Balance — September 19, 2007 (Date of Inception)	—	—			—		—	—
Common shares subscribed	15,185,000				150		—	150
Net loss for the period	—	—			—		(129,843)	(129,843)

Balance — April 30, 2008	15,185,000	—	—	—	150	—	(129,843)	(129,693)

Shares issued for intangible assets	20,670,000	2,067				(2,067)		—
Adjustment for change in Par Value		1,519				(1,519)		—
Recapitalization transactions								—
Shares effectively issued to former NAGA shareholders as part of the recapitalization	34,870,000	3,487			(3,487)			—
Cancellation of founders stock	(21,370,000)	(2,137)			2,137			—
Shares of Pure Canada acquired by legal acquiror	(35,855,000)	(3,586)			(150)	3,586		(150)
Net liabilities assumed in recapitalization					(160,996)			(160,996)
Unit Private Placement	2,000,000	200			1,999,755	—		1,999,955
Issuance of Preferred Shares			8,963,750	896	(896)			—
Net loss for the period							(1,353,496)	(1,353,496)

Balance — October 31, 2008	15,500,000	1,550	8,963,750	896	1,836,513	—	(1,483,339)	355,620

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

PURERAY CORPORATION
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2008
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
     In connection with the Acquisition, the following transactions were completed:
a.	PureCanada issued 35,855,000 shares to founders and investors, of which 15,185,000 shares (subscribed as of April 30, 2008) were issued for $0.00001 per share in cash, and 20,670,000 shares were issued as consideration for the transfer to PureCanada of certain intangible assets by the founders of PureCanada.

b.	NAGA declared a 1.76 forward split of its common stock on May 23, 2008, after which there were 34,870,000 shares of its common stock outstanding.

c.	Jim Glavas, the former President and a former director of NAGA, contributed 21,370,000 post-split restricted shares of NAGA’s Common Stock to NAGA as a capital contribution for no consideration, after which there were 13,500,000 shares of NAGA’s common stock outstanding.

d.	Pursuant to a Share Purchase Agreement, NAGA acquired, through an indirect wholly-owned subsidiary (“Acquisition Sub”), all of the outstanding shares of PureCanada by issuing one (1) exchangeable share (the “Exchangeable Shares”) of Acquisition Sub for each share of PureCanada (total Exchangeable Shares issued, 35,855,000). The Exchangeable Shares are non-voting but have other rights and privileges on a basis pari passu with the common stock of the Company.

e.	Under a Voting and Exchange Trust Agreement (the “Exchange Agreement”), the Company issued shares of preferred stock of the Company, par value $0.0001 per share (the “Special Voting Stock”), in a ratio of a quarter (1/4) share of Special Voting Stock for each Exchangeable Share issued in connection with the Acquisition (for a total of 8,963,750 shares of Special Voting Stock) to a trustee to be held for and on behalf of the registered holders of the Exchangeable Shares.

f.	NAGA completed a private placement (the “Offering”) of 2,000,000 units at a price of $1.00 per unit, whereby each unit is comprised of one common share and one share purchase warrant (the “Warrants”) at an exercise price of $1.00 per share for a period of six months.

g.	The former sole director of NAGA appointed three holders of Exchangeable Shares to the Company’s Board of Directors and subsequently resigned from the Board of Directors.
2. Basis of Presentation
     The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company does not have sufficient cash nor does it have an established source of revenue to cover its ongoing costs of operations. As of October 31, 2008, the Company has never generated any revenues and has accumulated losses of $1,483,339 since its inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Management anticipates expenditures in excess of $1 million over the next twelve months. Management is currently seeking additional financing through the sale of equity or from borrowings from private lenders to cover its operating expenses.
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
     The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended April 30, 2008, included in the Company’s Annual Report on Form 10-K filed on July 24, 2008 with the SEC.
     The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position as at October 31, 2008, and the results of its operations and cash flows for the three and six month periods ended October 31, 2008 and for the period from inception of PureCanada (September 19, 2007) to October 31, 2008. The results of operations for the three months ended October 31, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.
Reclassifications
Certain reclassifications have been made to the prior period's consolidated financial statements to conform to the current period's presentation.

3. Summary of Significant Accounting Policies
Basis of Accounting
These financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in United States dollars.
Year end
The Company’s fiscal year end is April 30. Prior to the Acquisition, the fiscal year end of both the Company and PureCanada was April 30.
Comparative Financial Statements
Comparative statements are not presented for the three months ended October 31, 2007 because under the accounting treatment described in Note 1, PureCanada is treated as the acquiring entity in the Acquisition. PureCanada was incorporated in September 2007 and had no operations during the period from inception to October 31, 2007. Because PureCanada and the Company have the same fiscal year end, transitional financial statements are not presented.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. The Company regularly evaluates estimates and assumptions related to long-lived assets, stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.
Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.
Research and Development Costs
Research and development costs are charged to operations as incurred.
Foreign Currency Translation
The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated to United States dollars in accordance with SFAS No. 52, “Foreign Currency Translation” using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.
Long-lived Assets
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.
Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Financial Instruments
The fair values of cash, accounts payable, accrued liabilities, due to related parties and notes payable were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.
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
Comprehensive Income
SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at October 31, 2008 and 2007, the Company’s did not have any components of comprehensive income (loss).
Basic and Diluted Net Loss per Share
The Company computes net loss per share in accordance with SFAS No. 128, “Earnings Per Share,” which requires presentation of basic earnings per share and diluted earnings per share (“Diluted EPS”). The computation of basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted earnings per share give effect to all potentially dilutive common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. As of October 31, 2008 the Company had 38,605,000 of anti-dilutive securities, including the Exchangeable Shares and warrants.
Stock-based Compensation
The Company records stock-based compensation in accordance with SFAS No. 123R, “Share Based Payments”, using the fair value method.
All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Recent Accounting Pronouncements
In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts — An interpretation of FASB Statement No. 60”. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk- management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.
On June 2007, the FASB reached a final consensus on Emerging Issues Task Force Issue 07-3, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-03”). The consensus reached by the FASB requires companies involved in research and development activities to capitalize such non-refundable advance payments for goods and services pursuant to an executory contractual arrangement because the right to receive those services in the future represents a probable future economic benefit. Those advance payments will be capitalized until the goods have been delivered or the related services have been performed. The consensus on EITF 07-03 is effective prospectively for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Earlier application is not permitted. The adoption of this statement did not have a material effect on the Company’s financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. This statement replaces SFAS No.141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS No. 141 (revised 2007) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141 (revised 2007) also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities —an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement did not have a material effect on the Company’s financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on Company’s financial statements.
4. Shareholders’ Equity
     The issued and outstanding shares of the Company are as follows (see Notes 1 and 2):

	October 31,	April 30,
	2008	2008
Preferred Shares	8,963,750	8,963,750
Common Shares	15,500,000	15,500,000
     In addition to the issued and outstanding shares above, the Company has potentially dilutive securities as follows:
a.	The Exchangeable Shares (Note 1)

b.	The Warrants (Note 1)

c.	Warrants issued for services—In October 2008, the Company granted warrants to a non-employee for the purchase of 750,000 common shares at an exercise price of $0.50 per share, based upon the average trading price of the Company’s common stock for the immediately succeeding five days following the date of grant. The warrants vest in four quarterly installments beginning November 1, 2009. The fair value of the warrants ($0.14 per share or $105,000 in aggregate) will be amortized to consulting expense over the vesting period. The $105,000 value ascribed to the warrants was estimated as of October 31, 2008 using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 2.6%; expected life of 5.3 years; expected volatility of 75%; and an expected dividend yield of 0.0%.

d.	2008 Stock Option and Incentive Plan (the “2008 Option Plan”)—The Company adopted the 2008 Option Plan in October 2008. The 2008 Option Plan authorizes up to 5,500,000 common shares for the grant of options or restricted stock to qualified recipients, including employees and non-employees. The exercise price of options and the value established for restricted shares will be the then current fair value per common share. Vesting schedules and other terms will be determined by the Board of Directors upon each grant under the plan. No options or restricted shares had been granted as of October 31, 2008.

     Earnings (Loss) per Share. Basic loss per share is equal to net loss divided by the weighted average number of shares of common stock outstanding for the period. For the three and six month periods ended October 31, 2008 and the period from inception to October 31, 2008, common stock equivalents were not dilutive and, accordingly, basic and diluted net loss per share are the same.
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

     In accordance with SFAS No. 123R and EITF 95-8, the Escrowed Shares are treated as share based compensation. The fair value of the Escrowed Shares at the date of grant ($400,000) will be recognized as compensation expense upon the achievement of specified performance objectives.
     In the consolidated balance sheets as of April 30, 2008, common stock and dollar amounts for PureCanada have been converted to shares of the Company based on the applicable Acquisition ratios.
     The Special Voting Stock is reflected in Preferred Stock as of October 31, 2008. The Special Voting Stock was issued for no consideration solely to grant voting rights to holders of Exchangeable Shares. The Special Voting Stock will be cancelled upon the exchange of corresponding Exchangeable Shares.
5. Related Party Transactions
     As of October 31, 2008, $49,500 was due to a shareholder and former president of the Company for cash advanced to the Company. The advance is non-interest bearing, unsecured and due on demand.
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
     On September 15, 2008, the Company’s Board of Directors ratified and confirmed each of the Kairos Pre-Acquisition Arrangement, the Administrative Services Arrangement, the Blackburn Arrangement and the Joasil Arrangement. As the above arrangements do not represent written agreements, each of the foregoing arrangements is terminable by either party without notice.