Form 10-Q
period 2009-01-31
PureRay CORP
filed 2009-03-17
CIK 1112425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2009.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
The number of shares of the issuer’s Common Stock, $0.0001 par value per share, outstanding as of March 17, 2009 was 35,500,000.

TABLE OF CONTENTS

Page
PART I — FINANCIAL INFORMATION	1

Item 1. Consolidated Financial Statements	1
Consolidated Balance Sheets as of January 31, 2009 (unaudited), and April 30, 2008	F-1
Consolidated Statements of Operations (unaudited) for the three and nine month periods ended January 31, 2009 and 2008 and for the period from September 19, 2007 (inception of PureCanada) through January 31, 2009
F-2
Consolidated Statements of Cash Flows (unaudited) for the nine month periods ended January 31, 2009 and 2008 and for the period from September 19, 2007 (inception of PureCanada) through January 31, 2009
F-3
Consolidated Statements of Stockholders’ Equity (unaudited) for the period from September 19, 2007 (inception of PureCanada) through January 31, 2009	F-4
Notes to Consolidated Financial Statements (unaudited)	F-5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Item 3. Quantitative and Qualitative Disclosures about Market Risk	11
Item 4T. Controls and Procedures	11

PART II — OTHER INFORMATION	12

Item 1. Legal Proceedings	12
Item 1A. Risk Factors	12
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3. Defaults upon Senior Securities	12
Item 4. Submission of Matters to a Vote of Security Holders	12
Item 5. Other Information	12
Item 6. Exhibits	14

SIGNATURES	16

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
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
          PureRay Corporation (the “Company”), formerly known as North American Natural Gas, Inc. (“NAGA”), was incorporated under the laws of the State of Washington on March 24, 2000 under the name FAR Group Inc. We are in the development stage. As a development stage company, management devotes most of its activities in developing a market for our products. As described more fully below, following the Acquisition (as defined below) the Company is engaged in the development, manufacture and sale of rechargeable lighting products for the developing world. The Company has not yet generated sales from its planned principal activities.
          Except as noted below, during the period from March 24, 2000 through January 31, 2009, we engaged in no significant operations other than organizational activities, acquisition of the rights to market Vitamineralherb.com, preparation for registration of our securities under the Securities Act of 1933, as amended (the “Securities Act”), preparation of a supplementary business plan and completing a private placement to fund this secondary division. We did not receive any revenues during this period.

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
          In connection with the Acquisition, the following transactions were completed:
1.	PureCanada issued 35,855,000 shares to founders and investors, of which 15,185,000 shares were issued for $0.00001 per share in cash and 20,670,000 shares were issued as consideration for the transfer to PureCanada of certain intangible assets by the founders of PureCanada. The Exchangeable Shares include 4,355,000 shares (the “Escrowed Shares”) issued to Kairos Partners, LLC (“Kairos”) pursuant to an Escrow and Share Purchase Agreement (as defined below), under which the Escrowed Shares will be held in escrow and incrementally released upon the occurrence of certain performance-based milestone events. A further discussion of the accounting treatment for the Escrowed Shares is included in Note 4 to the Consolidated Financial Statements beginning on page F-1 hereunder.

2.	We declared a 1.76 forward split of our Common Stock on May 23 2008, after which there were 34,870,000 shares of our Common Stock outstanding.

3.	Jim Glavas, our former President and a former director of the Company, contributed 21,370,000 post-split restricted shares of our Common Stock to us as a capital contribution for no consideration, after which there were 13,500,000 shares of our Common Stock outstanding.

4.	Through an indirect wholly-owned subsidiary, we acquired all of the PureCanada Shares by issuing one Exchangeable Share for each PureCanada Share. The Exchangeable Shares are non-voting but have other rights and privileges on a basis pari passu with our Common Stock.

5.	Under an Exchange Agreement (as defined below), we issued 8,963,750 shares of our Special Voting Stock (as defined below) to a trustee to be held for and on behalf of the registered holders of the Exchangeable Shares.

6.	We completed a private placement (the “Offering”) of 2,000,000 Units at a price of $1.00 per Unit, whereby each Unit is comprised of one share of our Common Stock and one share purchase warrant at an exercise price of $1.00 per share for a period of six months. As of January 24, 2009, the share purchase warrants have expired.

7.	Jim Glavas, our former sole director, appointed Jefrey M. Wallace, Derek Blackburn, Mickael Joasil and Frank O’Dea to our Board of Directors, and subsequently resigned from the Board of Directors.

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
          We have completed initial product development and received an initial sales order for 10,000 units. The order is expected to be shipped in February 2009. We are continuing to explore various distribution strategies and are engaged in discussions with a number of third parties with respect to distribution of the product.
Proposed Divestiture
          The board of directors of the Company has determined to unwind the Acquisition, divest its holdings in PureRay Holdings and PureCanada (each as defined below) and place the Company in, as nearly as practical, the same position it was in prior to the entering into the Share Purchase Agreement and related agreements. On March 17, 2009, the Company entered into a Divestiture Agreement (the “Divestiture Agreement”) to effect the unwind and divestiture. After the closing of the Divestiture Agreement, the Company will have no ongoing operations and will revert to a blank check company and a shell company and will no longer hold any interest in the PureRay subsidiaries or any of the assets held by the PureRay subsidiaries. The terms of the Divestiture Agreement are set forth below under Item 5 of Part II of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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
From Inception of PureCanada on September 19, 2007 to January 31, 2009
          As of the date of this report, the Company has yet to generate any revenues from its business operations. From its inception in 2007, the Company has incurred $2,034,083 in operating expenses, including $337,155 of transaction costs related to the Acquisition and $1,696,928 of operating expenses incurred in connection with start up and management of the Company and in product development and marketing activities to bring the Company’s principal product to market.
          For the three-month period ended January 31, 2009, we had total expenses of $547,333, including $357,952 of management and professional fees, $72,339 of product development expenses and $117,042 of marketing and other operating expenses. For the remainder of the current fiscal year ending April 30, 2009, ongoing operating expenses associated with the business development activities described above will result in continuing operating losses. For the nine-month period ended January 31, 2009, we had total expenses of $1,904,240 including $337,155 in transaction costs, $1,050,927 in management and professional fees, and $516,158 in product development, marketing and other operating expenses. The Company had no operations during the three and nine month periods ended January 31, 2008, and accordingly, comparative results for the year earlier periods are not presented herein.
          The Company has incurred $226,165 during the period from inception to January 31, 2009 in product development costs, principally in design and development of product prototypes, in addition to substantial time and expenses incurred by founders of PureCanada in design, development and patent applications related to the PureRay Technology. In connection with the Acquisition, the intellectual property related to the PureRay Technology was transferred by the founders to PureCanada as consideration for the issuance to the founders of 20,670,000 common shares by PureCanada. The intellectual assets transferred to PureCanada were valued at $3.1 million by an independent appraiser. Under generally accepted accounting principles, property contributed by founders or promoters is valued at predecessor cost and is not stepped up to fair value.
          The Company’s manufacturing agreement requires advance payments against an initial production commitment of 10,000 units. Through January 31, 2009, we have made cumulative advance payments of $240,250 against the initial production order which are reflected in prepaid expenses.
          Through January 31, 2009, we had yet to generate any revenues. We have received our initial sales order and we expect to recognize revenues in our fiscal quarter ending April 31, 2009. We expect to incur ongoing administrative and professional charges associated with required periodic financial and disclosure reports and in continuing product development, manufacturing and marketing efforts. There can be no assurance that we will have sufficient cash on hand to meet our cash requirements for the next twelve months or until revenue commences from operations. Management is exploring a variety of options to meet the Company’s future capital requirements, including the possibility of equity offerings and debt financing.
          Our failure to generate sufficient revenue since inception to fund operations raises substantial doubt about our ability to continue as a going concern. We will require substantial working capital, and currently have inadequate capital to fund all of our business strategies, which could severely limit our operations.

Liquidity and Capital Resources
From Inception of PureCanada on September 19, 2007 to January 31, 2009
          From its inception in 2007, the Company has funded its start up and product development activities principally from the proceeds of the Offering ($2 million). After transaction costs ($337,155), net proceeds available for operations were $1,662,845. We used cash for operations of $387,317 and $1,496,039, excluding transaction costs, during the three and nine month periods ended January 31, 2009, respectively. We had cash on hand of $109,296 and working capital of $(184,073) as of January 31, 2009. As of January 31, 2009, we had total liabilities of $533,619 as compared to $241,083 as of April 30, 2008.
          As described more fully under Results of Operations above, the Company has used the proceeds of the Offering to fund product and business development activities. At our current cash level, we will not have sufficient cash to successfully bring the product to market and reach break-even cash flow from operations. We project that we will require additional capital from issuance of equity or debt to successfully market the product and reach a breakeven level of sales. As described more fully under Proposed Divestiture, we are currently engaged in efforts to divest PureCanada so it can seek sources of private capital and the Company can seek new business opportunities. If we are unable to complete the transaction or secure additional financing, it will be necessary for the Company to scale back or halt operating activities until financing can be obtained or assets can be sold.
          At April 30, 2008, $100,000 was outstanding under a non-interest bearing demand loan from an unrelated third party. We subsequently borrowed an additional $150,000 under the loan to pay transaction costs prior to closing of the Acquisition. The loan was repaid from proceeds of the Offering.
          As of January 31, 2009, the Company had an outstanding balance of $49,500 on a loan from Jim Glavas, our former President, which was used for working capital purposes. The loan is non-interest bearing, unsecured and due on demand. To date, we have not made any principal payments on the loan.
Entry Into Share Purchase Agreement
          On July 24, 2008, we entered into a Share Purchase Agreement (the “Share Purchase Agreement”) by and among the Company, PureRay Acquisition Inc., a corporation formed under the laws of Canada (“PureRay Acquisition”) and a wholly-owned subsidiary of PureRay Holdings ULC, an unlimited liability corporation formed under the laws of the Province of Alberta and a wholly-owned subsidiary of the Company (“PureRay Holdings”), PureCanada, and Mickael Joasil, Derek Blackburn, F.W.F. Robinson, Frank O’Dea, as trustee of the O’Dea Family Trust, Kairos, Thomas J. Broeski, Raj Kurichh, Megs Padiachy, Ramila Padiachy, Patrick Pierre and Matthew Sicoli (together, the “PureCanada Shareholders”), whereby PureRay Acquisition acquired all of the outstanding shares of PureCanada (the “PureCanada Shares”) from the PureCanada Shareholders.
          Pursuant to the terms of the Share Purchase Agreement, PureRay Acquisition acquired all of the PureCanada Shares. The purchase price was paid by the issuance of one exchangeable share of PureRay Acquisition (each, an “Exchangeable Share”) for each PureCanada Share acquired, for a total of 35,855,000 Exchangeable Shares. The Share Purchase Agreement contains customary representations and warranties by each of the parties.
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
          The foregoing summary of the Acquisition, Share Purchase Agreement, Exchange Agreement, Support Agreement, Contribution Agreement and Escrow Agreement (the “Acquisition Agreements”) is a summary of the material provisions of the Acquisition Agreements and is qualified in its entirety by the full text of the Acquisition Agreements, which are attached as Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5, respectively, to our Current Report on Form 8-K/A filed on October 9, 2008, and are incorporated by reference herein.
Entry Into Divestiture Agreement
          The board of directors of the Company has determined to unwind the Acquisition, divest its holdings in PureRay Holdings and PureCanada and place the Company in, as nearly as practical, the same position it was in prior to the entering into the Share Purchase Agreement and related agreements. On March 17, 2009, the Company entered into a Divestiture Agreement to effect the unwind and divestiture. After the closing of the Divestiture Agreement, the Company will have no ongoing operations and will revert to a blank check company and a shell company and will no longer hold any interest in the PureRay subsidiaries or any of the assets held by the PureRay subsidiaries. The terms of the Divestiture Agreement are set forth below under Item 5 of Part II of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
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
          Effective June 1, 2008, the Company agreed to reimburse (the “Administrative Services Arrangement”) Kairos for the Company’s allocable cost of office facilities, equal to $1,500 per month, and other overhead and expenses. Pursuant to the Administrative Services Arrangement, the Company also agreed to reimburse Kairos for the allocable portion of Jefrey M. Wallace’s salary for his services as Chief Executive Officer, President and Secretary of the Company and Chief Executive Officer of PureCanada. Mr. Wallace currently receives a salary of $20,000 per month plus an automobile allowance of $1,500 per month for his services on behalf of the Company and PureCanada, which amounts are reimbursed by the Company to Kairos in accordance with the Administrative Services Arrangement. Mr. Wallace receives no compensation for his services as a director of the Company. Mr.Wallace holds an approximate 28% membership interest in and is a managing member of Kairos.
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
          As of January 31, 2009, the Company had an outstanding balance of $49,500 on a loan from Jim Glavas, our former President, for working capital purposes. The loan is non-interest bearing, unsecured and due on demand. To date, we have not made any principal payments on the loan.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Not Applicable.
Item 4T. Controls and Procedures.
          As of January 31, 2009, we, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934). Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

          There have been no changes in our internal control over financial reporting (as defined in Rule 13-15(f) of the Securities Exchange Act of 1934) that occurred during the quarter ended January 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
          The information with respect to the Alley Private Placement (as defined below) set forth in Item 5 of Part II is incorporated herein by reference.
Item 3. Defaults upon Senior Securities.
          Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
          No matters were submitted to a vote of stockholders during the quarter ended January 31, 2009.
Item 5. Other Information.
          On March 17, 2009, the Company executed a Divestiture Agreement with PureRay Holdings, PureCanada, Derek Blackburn in his capacity as Trustee under the Exchange Agreement and Mickael Joasil, Derek Blackburn, F.W.F. Robinson, Frank O’Dea, Kairos Partners, LLC, Thomas J. Broeski, Raj Kurichh, Megs Padiachy, Ramila Padiachy, Patrick Pierre and Matthew Sicoli (the “Principals”). Under the Divestiture Agreement (i) the Company will divest its direct holdings in PureRay Holdings and its indirect holdings in PureCanada; (ii) the Exchange

Agreement and the Support Agreement will be terminated; (iii) PureRay Holdings (or its successor) will purchase or redeem all of its issued and outstanding shares from the Company for an aggregate purchase price of CDN$100; (iv) the Company will purchase for cancellation all of its issued and outstanding Special Voting Stock (all of which are registered in the name of the Trustee); and (v) the Principals will become the holders of all of the issued and outstanding shares of PureCanada (or its successor), all as per the terms and conditions of the Divestiture Agreement.
          The Special Voting Stock issued in connection with the Acquisition will be returned to the Company and cancelled. Concurrently with closing of the Divestiture Agreement, PureRay Holdings and PureCanada intend to amalgamate under the federal laws of Canada and the Exchangeable Shares will be converted into common shares of the resulting amalgamated corporation, also to be known as PureRay Corporation, a corporation organized under the laws of Canada.
          After the closing of the Divestiture Agreement, the Company will have no ongoing operations and will revert to a blank check company and a shell company and will no longer hold any interest in the PureRay subsidiaries or any of the assets held by the PureRay subsidiaries. Further, the Principals and current officers and directors of the Company will not hold any interest in the Company after the closing of the Divestiture Agreement. All of the current assets of the Company will follow the PureRay subsidiaries pursuant to the Divestiture Agreement and as a result, the Company will have no nominal assets after the closing of the Divestiture Agreement.
          The Divestiture Agreement contains customary representations and warranties by the Principals. The closing of the Divestiture Agreement is subject to several conditions with respect to the Company, PureRay Holdings, PureCanada and the Principals as set forth in the Divestiture Agreement, including the condition that the Divestiture Agreement be approved by two-thirds of the outstanding voting power of the Company pursuant to Section 12.020(5) of the Washington Business Corporation Act. Further, existing shareholders have the right to dissent pursuant to Section 13.020(1)(c) of the Washington Business Corporation Act.
          The description of the Divestiture Agreement described in this Quarterly Report on Form 10-Q does not purport to be complete and is qualified in its entirety by reference to the Divestiture Agreement which is attached hereto as Exhibit 10.1 and incorporated herein by reference. The Divestiture Agreement has been included to provide investors and security holders with information regarding its terms. It is not intended to provide any other factual information about the Company, PureRay Holdings, or PureCanada.
          The Company intends to hold its 2009 annual meeting of shareholders (the “2009 Annual Meeting”) on or about April 22, 2009, for the purpose of considering and voting on (i) a proposal to approve the execution and completion of the Divestiture Agreement, (ii) a proposal to elect David Alley as the sole member of the Company’s board of directors to hold office until the 2010 annual meeting of shareholders or until his successor is duly elected and qualified and (iii) the transaction of such other business as may properly come before the 2009 Annual Meeting and any adjournments or postponements thereof.
          In connection with the Divestiture Agreement, on March 17, 2009, the Company entered into a subscription agreement (the “Alley Private Placement”) with David Alley pursuant to which Mr. Alley purchased 20,000,000 restricted shares of Common Stock (the “Alley Shares”) from the Company in consideration of $20,000.00 (the “Purchase Price”). The shares were sold to Mr. Alley pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. Mr. Alley is a sophisticated investor who understands the Company’s business and is capable of reading and understanding financial statements. Mr. Alley was furnished with copies of all of the Company’s filings with the Securities and Exchange Commission. Proceeds received by the Company in connection with the private placement will be used to cover expenses of the Company related to the Divestiture Agreement.

          Mr. Alley has executed a proxy with respect to the Alley Shares in favor of Jefrey M. Wallace, the Company’s Chief Executive Officer, President and Secretary, which will allow Mr. Wallace to vote the Alley Shares at the Company’s 2009 Annual Meeting with respect to the approval of the Divestiture Agreement, the election of Mr. Alley as the sole director of the Company and any other business as may properly come before the 2009 Annual Meeting and any adjournments or postponements thereof. Additionally, in the event that the Divestiture Agreement is not approved by shareholders at the 2009 Annual Meeting, the Alley Shares will be redeemed and cancelled by the Company and the Purchase Price will be returned to Mr. Alley.
Item 6. Exhibits.

Number	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 333-38534 filed on June 2, 2000).

3.2	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 25, 2003).

3.3	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K/A filed on October 9, 2008).

3.4	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement No. 333-38534 filed on June 2, 2000).

4.1	Certificate of Designation of Special Voting Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed on October 9, 2008).

10.1	Share Purchase Agreement dated July 24, 2008 among the Company, PureRay Acquisition Inc., PureRay Corporation, Mickael Joasil, Derek Blackburn, F.W.F. Robinson, Frank O’Dea, Kairos Partners, LLC, Thomas J. Broeski, Raj Kurichh, Megs Padiachy , Ramila Padiachy, Patrick Pierre and Matthew Sicoli (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on October 9, 2008).

10.2	Voting and Exchange Trust Agreement dated July 24, 2008 among the Company, PureRay Holdings ULC, PureRay Acquisition Inc. and Derek Blackburn (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on October 9, 2008).

10.3	Support Agreement dated July 24, 2008 among the Company, PureRay Holdings ULC and PureRay Acquisition Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed on October 9, 2008).

10.4	Capital Contribution Agreement dated July 24, 2008 between the Company and Jim Glavas (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K/A filed on October 9, 2008).

10.5	Escrow and Share Purchase Agreement dated July 24, 2008 among Kairos Partners, LLC, PureRay Acquisition Inc. and Wildeboer Dellelce LLP (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K/A filed on October 9, 2008).

10.6	Assignment of Application dated July 2, 2008 between Mickael Joasil and PureRay Corporation (incorporated by reference to Exhibit 10.6 to PureRay Corporation’s Current Report on Form 8-K/A filed on October 9, 2008).

10.7	Assignment of Application dated July 2, 2008 between Mickael Joasil and PureRay Corporation (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K/A filed on October 9, 2008).

Number	Description
10.8	Trademark Assignment dated July 16, 2008 (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K/A filed on October 9, 2008).

10.9	Employment Agreement dated October 10, 2008 between the Company and John McIlwaine (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 17, 2008).

10.10	2008 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 17, 2008).

10.11	Divestiture Agreement dated March 17, 2009 among the Company, Pure Ray Holdings ULC, PureRay Corporation, Derek Blackburn in has capacity as Trustee, Mickael Joasil, Derek Blackburn, F.W.F. Robinson, Frank O’Dea, Kairos Partners, LLC, Thomas J. Broeski, Raj Kurichh, Megs Padiachy, Ramila Padiachy, Patrick Pierre and Matthew Sicoli.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURERAY CORPORATION (Registrant)
Date: March 17, 2009	By:	/s/ Jefrey M. Wallace
Jefrey M. Wallace
Principal Executive Officer

Date: March 17, 2009	By:	/s/ Derek Blackburn
Derek Blackburn
Principal Financial Officer

EXHIBIT INDEX

Number	Description
10.1	Divestiture Agreement dated March 17, 2009 among the Company, Pure Ray Holdings ULC, PureRay Corporation, Derek Blackburn in has capacity as Trustee, Mickael Joasil, Derek Blackburn, F.W.F. Robinson, Frank O’Dea, Kairos Partners, LLC, Thomas J. Broeski, Raj Kurichh, Megs Padiachy, Ramila Padiachy, Patrick Pierre and Matthew Sicoli.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PURERAY CORPORATION
(a development stage company)
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

	January 31, 2009	April 30, 2008
	$	$
	Unaudited
ASSETS

Current Assets
Cash	109,296	—
Prepaid expenses	240,250	11,240
Due from related parties	—	100,150

Total Current Assets	349,546	111,390

Other Assets
Patents	19,200	—

Total Assets	368,746	111,390

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	337,003	59,751
Accrued liabilities	147,116	70,092
Due to a related party (Note 5)	49,500	11,240
Note payable (Note 5)	—	100,000

Total Liabilities	533,619	241,083

Contingencies and Commitments (Notes 4 and 5)
Going Concern (Note 2)

Stockholders’ Equity (Deficit)

Preferred Stock; Par value $0.0001 per share; 8,963,750 shares issued and outstanding	896	—
Common Stock; Par value $0.0001 per share; 15,500,000 and 15,185,000 shares issued and outstanding	1,550	1,519
Additional Paid-in Capital	1,862,763	—
Stock Subscription Receivable	—	(1,369)
Deficit Accumulated During the Development Stage	(2,030,082)	(129,843)

Total Stockholders’ Deficit	(164,873)	(129,693)

Total Liabilities and Stockholders’ Deficit	368,746	111,390

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

PURERAY CORPORATION
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. dollars)
(unaudited)

					Accumulated From
	Three Months	Three Months	Nine Months	Nine Months	September 19, 2007
	Ended	Ended	Ended	Ended	(Date of Inception)
	January 31, 2009	January 31, 2008	January 31, 2009	January 31, 2008	To January 31, 2009
	$	$	$	$	$
Revenue	—	—	—	—	—

Expenses

Professional fees	80,742	—	722,596	—	722,596
Management and consulting fees	277,210	—	665,486	—	715,486
Product development	57,077	—	195,407	—	195,407
Marketing	72,339	—	156,073	—	226,165
Other	59,965	—	164,678	—	174,429

Total Expenses	547,333	—	1,904,240	—	2,034,083

Net Loss Before Other Income (Expense)	(547,333)		(1,904,240)	—	(2,034,083)

Other Income (Expense)

Interest income	590	—	4,001	—	4,001

Net Loss for the Period	(546,743)	—	(1,900,239)	—	(2,030,082)

Net Loss Per Share — Basic and Diluted	$(0.04)	$—	$(0.11)	$—	$(0.21)

Weighted Average Number of Shares Outstanding					—
Basic and Diluted	15,500,000	—	17,163,944	—	9,459,614

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

PURERAY CORPORATION
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)
(unaudited)

			Accumulated From
	Nine Months	Nine Months	September 19, 2007
	Ended	Ended	(Date of Inception)
	January 31, 2009	January 31, 2008	To January 31, 2009
	$	$	$
Operating Activities

Net loss	(1,900,239)	—	(2,030,082)

Adjustments to reconcile net loss to cash used in operating activities

Share-based consulting fees	26,250	—	26,250
Change in operating assets and liabilities
Prepaid expenses	(229,009)	—	(240,250)
Accounts payable and accrued liabilities	269,804	—	399,648

Net Cash Used in Operating Activities	(1,833,194)	—	(1,844,434)

Financing Activities

Due to (from) related parties	(11,240)	—	—

Net Cash Used in Financing Activities	(11,240)	—	—

Investing Activities

Patent costs	(19,200)	—	(19,200)
Net cash from recapitalization	1,972,930	—	1,972,930

Net Cash Provided By Investing Activities	1,953,730	—	1,953,730

Increase in Cash	109,296	—	109,296

Cash — Beginning of Period	—	—	—

Cash — End of Period	109,296	—	109,296

Non-cash Investing and Financing Activities
Acquistion of net assets of NAGA with issuance of stock	1,838,759	—	1,838,759

Supplemental Disclosures

Interest paid	—	—	—
Income taxes paid	—	—	—

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

PURERAY CORPORATION
(a development stage company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Expressed in U.S. dollars)
(unaudited)

							Deficit
							Accumulated
	Common Shares		Preferred Shares		Additional		During the
		Par		Par	Paid -In	Shareholder	Development
	Number	Value	Number	Value	Capital	Subscription	Stage	Total
	#	$	#	$	$	$	$	$
Balance — September 19, 2007	—	—	—	—	—	—	—	—
(Date of Inception)	—	—	—	—	—	—	—	—
Common shares subscribed	15,185,000	—	—	—	150	—	—	150
Net loss for the period	—	—	—	—	—	—	(129,843)	(129,843)

Balance — April 30, 2008	15,185,000	—	—	—	150	—	(129,843)	(129,693)

Shares issued for intangible assets	20,670,000	2,067	—	—	—	(2,067)	—	—
Adjustment for change in Par Value	—	1,519	—	—	—	(1,519)	—	—
Recapitalization transactions								—

Shares effectively issued to former NAGA shareholders as part of the recapitalization	34,870,000	3,487	—	—	(3,487)	—	—	—
Cancellation of founders stock	(21,370,000)	(2,137)	—	—	2,137	—	—	—

Shares of Pure Canada acquired by legal acquiror	(35,855,000)	(3,586)	—	—	(150)	3,586	—	(150)
Net liabilities assumed in recapitalization	—	—	—	—	(160,996)	—	—	(160,996)
Unit Private Placement	2,000,000	200	—	—	1,999,755	—	—	1,999,955
Issuance of Preferred Shares	—	—	8,963,750	896	(896)	—	—	—
Share-based consulting fees	—	—	—	—	26,250	—	—	26,250
Net loss for the period	—	—	—	—	—	—	(1,900,239)	(1,900,239)

Balance — January 31, 2009	15,500,000	1,550	8,963,750	896	1,862,763	—	(2,030,082)	(164,873)

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

PURERAY CORPORATION
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2009
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
          In connection with the Acquisition, the following transactions were completed:
a.	PureCanada issued 35,855,000 shares to founders and investors, of which 15,185,000 shares (subscribed as of April 30, 2008) were issued for $0.00001 per share in cash, and 20,670,000 shares were issued as consideration for the transfer to PureCanada of certain intangible assets by the founders of PureCanada.

b.	NAGA declared a 1.76 forward split of its common stock on May 23, 2008, after which there were 34,870,000 shares of its common stock outstanding.

c.	Jim Glavas, the former President and a former director of NAGA, contributed 21,370,000 post-split restricted shares of NAGA’s Common Stock to NAGA as a capital contribution for no consideration, after which there were 13,500,000 shares of NAGA’s common stock outstanding.

d.	Pursuant to a Share Purchase Agreement, NAGA acquired, through an indirect wholly-owned subsidiary (“Acquisition Sub”), all of the outstanding shares of PureCanada by issuing one (1) exchangeable share (the “Exchangeable Shares”) of Acquisition Sub for each share of PureCanada (total Exchangeable Shares issued, 35,855,000). The Exchangeable Shares are non-voting but have other rights and privileges on a basis pari passu with the common stock of the Company.

e.	Under a Voting and Exchange Trust Agreement (the “Exchange Agreement”), the Company issued shares of preferred stock of the Company, par value $0.0001 per share (the “Special Voting Stock”), in a ratio of a quarter (1/4) share of Special Voting Stock for each Exchangeable Share issued in connection with the Acquisition (for a total of 8,963,750 shares of Special Voting Stock) to a trustee to be held for and on behalf of the registered holders of the Exchangeable Shares.

f.	NAGA completed a private placement (the “Offering”) of 2,000,000 units at a price of $1.00 per unit, whereby each unit is comprised of one common share and one share purchase warrant (the “Warrants”) at an exercise price of $1.00 per share for a period of six months. As of January 24, 2009, the Warrants have expired.

g.	The former sole director of NAGA appointed three holders of Exchangeable Shares to the Company’s Board of Directors and subsequently resigned from the Board of Directors.
2.	Basis of Presentation and Continuance of Business
          The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company does not have sufficient cash nor does it have an established source of revenue to cover its ongoing costs of operations. As of January 31, 2009, the Company has never generated any revenues and has accumulated losses of $2,030,082 since its inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
          The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position as at January 31, 2009, and the results of its operations and cash flows for the three and nine month periods ended January 31, 2009 and for the period from inception of PureCanada (September 19, 2007) to January 31, 2009. The results of operations for the three months ended January 31, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year.
3.	Summary of Significant Accounting Policies
Basis of Accounting
          These financial statements are prepared in conformity with accounting principles generally accepted in the United States and are presented in United States dollars.
Year end
          The Company’s fiscal year end is April 30. Prior to the Acquisition, the fiscal year end of both the Company and PureCanada was April 30.

Comparative Financial Statements
          Comparative statements for the three and nine month periods ended January 31, 2008 reflect no activity as PureCanada, as the accounting acquirer (see Note 2), had no operating activity during those periods.
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
Comprehensive Income
          SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at January 31, 2009 and 2008, the Company’s did not have any components of comprehensive income (loss).
Basic and Diluted Net Loss per Share
          The Company computes net loss per share in accordance with SFAS No. 128, “Earnings Per Share,” which requires presentation of basic earnings per share and diluted earnings per share (“Diluted EPS”). The computation of basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted earnings per share give effect to all potentially dilutive common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. As of January 31, 2009 the Company had 36,605,000 of anti-dilutive securities, including the Exchangeable Shares and warrants.
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

Reclassifications
          Certain reclassifications have been made to the prior period’s consolidated financial statements to conform to the current period’s presentation.
4.	Shareholders’ Equity
          The issued and outstanding shares of the Company are as follows (see Notes 1 and 2):

	January 31,	April 30,
	2009	2008
Preferred Shares	8,963,750	—
Common Shares	15,500,000	15,185,000
           In addition to the issued and outstanding shares above, the Company has potentially dilutive securities as follows:
a.	The Exchangeable Shares (Note 1)

b.	Warrants issued for services—In October 2008, the Company granted warrants to a non-employee for the purchase of 750,000 common shares at an exercise price of $0.50 per share, based upon the average trading price of the Company’s common stock for the immediately succeeding five days following the date of grant. The warrants vest in four quarterly installments beginning November 1, 2009. At each vesting date, the fair value of the vesting warrants will be charged to consulting expense. During the three months ended January 31. 2009, 187,500 warrants vested, with a fair value of $26,250, determined using the Black-Scholes Pricing Model with the following assumptions: risk-free interest rate of 2.6%; expected life of 5.3 years; expected volatility of 75%; and an expected dividend yield of 0.0%.

c.	2008 Stock Option and Incentive Plan (the “2008 Option Plan”)—The Company adopted the 2008 Option Plan in October 2008. The 2008 Option Plan authorizes up to 5,500,000 common shares for the grant of options or restricted stock to qualified recipients, including employees and non-employees. The exercise price of options and the value established for restricted shares will be the then current fair value per common share. Vesting schedules and other terms will be determined by the Board of Directors upon each grant under the plan. No options or restricted shares had been granted as of January 31, 2009.
     Earnings (Loss) per Share.
          Basic loss per share is equal to net loss divided by the weighted average number of shares of common stock outstanding for the period. For the three and nine month periods ended January 31, 2009 and the period from inception to January 31, 2009, common stock equivalents were not dilutive and, accordingly, basic and diluted net loss per share are the same.
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
          The Special Voting Stock is reflected in Preferred Stock as of January 31, 2009. The Special Voting Stock was issued for no consideration solely to grant voting rights to holders of Exchangeable Shares. The Special Voting Stock will be cancelled upon the exchange of corresponding Exchangeable Shares.
5.	Related Party Transactions
          As of January 31, 2009, $49,500 was due to a shareholder and former president of the Company for cash advanced to the Company. The advance is non-interest bearing, unsecured and due on demand.
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
          Effective June 1, 2008, the Company agreed to reimburse (the “Administrative Services Arrangement”) Kairos for the Company’s allocable cost of office facilities, equal to $1,500 per month, and other overhead and expenses. Pursuant to the Administrative Services Arrangement, the Company also agreed to reimburse Kairos for the allocable portion of Jefrey M. Wallace’s salary for his services as Chief Executive Officer, President and Secretary of the Company and Chief Executive Officer of PureCanada. Mr. Wallace currently receives a salary of $20,000 per month plus an automobile allowance of $1,500 per month for his services on behalf of the Company and PureCanada, which amounts are reimbursed by the Company to Kairos in accordance with the Administrative Services Arrangement. Mr. Wallace receives no compensation for his services as a director of the Company. Mr.Wallace holds an approximate 28% membership interest in and is a managing member of Kairos.

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
6. Subsequent Event - Proposed Divestiture
     The board of directors of the Company has determined to unwind the Acquisition, divest its holdings in PureRay Holdings and PureCanada and place the Company in, as nearly as practical, the same position it was in prior to the entering into the Share Purchase Agreement and related agreements. On March 17, 2009, the Company entered into a Divestiture Agreement to effect the unwind and divestiture. Under the terms of the Divestiture Agreement, a series of transactions will occur the result of which will be to transfer ownership of PureRay Holdings and PureCanada to the holders of the Exchangeable Shares. The Exchangeable Shares issued by PureCanada and the Special Voting Stock and all warrants and options previously issued by the Company will be cancelled. Any amounts previously advanced to PureCanada will be treated as a capital contribution to PureCanada. Any assets and liabilities related to the operation of PureCanada since the date of the Acquisition will be retained by PureCanada. As of January 31, 2009, all assets and liabilities reflected in the consolidated balance sheet, with the exception of the $49,500 note payable to a shareholder (Note 5), are related to the operations of PureCanada and will be retained by PureCanada after the divestiture. The closing of the Divestiture Agreement is subject to several conditions with respect to the Company, PureRay Holdings, PureCanada and the Principals as set forth in the Divestiture Agreement, including the condition that the Divestiture Agreement be approved by two-thirds of the outstanding voting power of the Company pursuant to Section 12.020(5) of the Washington Business Corporation Act. Further, existing shareholders have the right to dissent pursuant to Section 13.020(1)(c) of the Washington Business Corporation Act.
     In connection with the Divestiture Agreement, on March 17, 2009, the Company entered into a subscription agreement with David Alley pursuant to which Mr. Alley purchased 20,000,000 restricted shares of the Company’s common stock in consideration of $20,000.